Form 10QSB
period 1997-09-30
VALUESTAR CORP
filed 1997-11-07
CIK 895262

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
_X_      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934



                         For quarterly period ended September 30, 1997.
                                                    -------------------
                         Commission File Number 0-22610
                                                -------


                              VALUESTAR CORPORATION
             (Exact name of registrant as specified in its charter)



                    Colorado                                   84-1202005
                    --------                                   ----------
         (State or other jurisdiction of               (I.R.S. Empl. Ident. No.)
         incorporation or organization)

         1120A Ballena Blvd., Alameda, California                  94501
         ----------------------------------------                  -----
         (Address of principal executive offices)                (Zip Code)

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                             8,376,246
-------------------------------                             ---------
           (Class)                             (Outstanding at October 31, 1997)

Transitional Small Business Disclosure Format (check one):  YES __   NO _X_

================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements:

              Consolidated Balance Sheets as of September 30, 1997 and
              and June 30, 1997 (unaudited)                                   3

              Consolidated Statements of Operations for the three
              months ended September 30, 1997 and 1996 (unaudited)            4

              Consolidated Statements of Cash Flows for the three months
              ended September 30, 1997 and 1996 (unaudited)                   5

              Notes to Interim Consolidated Financial Statements              6

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                *
     Item 2. Changes in Securities                                            *
     Item 3. Defaults upon Senior Securities                                  *
     Item 4. Submission of Matters to a Vote of Security Holders              *
     Item 5. Other Information                                                13
     Item 6. Exhibits and Reports on Form 8-K                                 *



SIGNATURES                                                                    13


     *  No information provided due to inapplicability of the item.

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

                              VALUESTAR CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          September 30,     June 30,
                                                             1997             1997

                  ASSETS
Current Assets
     Cash                                                 $    17,562    $    44,225
     Accounts receivable, net                                 325,021        295,542
     Inventories                                               17,157         27,863
     Prepaid and other                                           --            7,035
                                                          -----------    -----------
                                                              359,740        374,665

Deferred costs - net  (Note 4)                                157,551        134,085
Property, equipment, and intangibles-net                       50,160         49,422
                                                          -----------    -----------
                                                          $   567,451    $   558,172
                                                          ===========    ===========



                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
     Bank line of credit (Note 5)                         $   250,000    $      --
       Accounts payable                                       341,614        373,226
     Accrued expenses                                          87,846        112,277
     Deferred revenue                                          14,225         22,720
     Current maturities of notes payable (Note 6)             130,000         30,000
                                                          -----------    -----------
                                                              823,685        538,223

Long-term notes (Note 6)                                         --          100,000
                                                          -----------    -----------
     Total liabilities                                        823,685        638,223

Stockholders' Deficit (Note 7)
     Common stock, $.00025 par value,
       20,000,000 shares authorized,
       8,326,246 shares issued and
          outstanding each period                               2,082          2,082
     Additional paid in capital                             3,759,351      3,759,351
     Common stock subscribed                                   50,000           --
     Accumulated Deficit                                   (4,067,250)    (3,841,484)
                                                          -----------    -----------
                  Total Stockholders' Deficit                (255,817)       (80,051)
                                                          -----------    -----------
                                                          $   567,868    $   558,172
                                                          ===========    ===========

      See accompanying notes to interim consolidated financial statements.

                                       3



                              VALUESTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended
                                                              September 30,
                                                          1997           1996

Revenues                                               $   524,216    $   269,255

Costs and expenses:
     Cost of revenues                                      153,515        113,173
     Sales costs                                           176,572        239,927
     Marketing and promotion                               261,678        180,382
     General and administrative                            155,654        131,096
                                                       -----------    -----------
                  Total costs and expenses                 747,419        664,578
                                                       -----------    -----------

Loss from operations                                      (223,203)      (395,323)

Interest expense                                            (5,229)          (500)
                                                       -----------    -----------

Net loss                                               $  (228,432)   $  (395,823)
                                                       ===========    ===========

Net loss per share                                     $     (0.03)   $     (0.06)
                                                       ===========    ===========

Weighted average number of common shares outstanding     8,326,246      7,026,818
                                                       ===========    ===========

      See accompanying notes to interim consolidated financial statements.

                                       4


                              VALUESTAR CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three months ended
                                                               September 30,
                                                            1997         1996

Cash Flows from Operating Activities
     Net (loss)                                          $(228,432)   $(395,823)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                         2,249        2,167
      Changes in assets and liabilities:
         Accounts receivable                               (30,229)     (60,229)
         Inventories                                        10,706       (3,865)
         Prepaid expenses and other                          7,035       (5,154)
         Deferred costs                                    (23,466)     (44,693)
         Accounts payable                                  (31,612)      24,764
         Accrued expenses                                  (21,431)      23,156
         Deferred revenue                                   (8,495)     (28,008)
                                                         ---------    ---------
Net Cash Flows Used by Operations                         (323,675)    (487,685)

Cash Flows from Investing Activities
     Equipment acquisitions                                 (2,988)      (6,278)
                                                         ---------    ---------
Net Cash Used by Investing Activities                       (2,988)      (6,278)

Cash Flows from Financing Activities
     Common stock subscribed                                50,000         --
     Proceeds from bank line                               250,000         --
     Shareholder advances                                   90,000      100,000
     Repayment of shareholder advances                     (90,000)        --
                                                         ---------    ---------
Net Cash Provided by Financing Activities                  300,000      100,000
                                                         ---------    ---------

Decrease in Cash and Cash Equivalents                      (26,663)    (393,963)

Cash and Cash Equivalents at Beginning of Period            44,225      454,809
                                                         ---------    ---------

Cash at End of Period                                    $  17,562    $  60,846
                                                         =========    =========


Supplemental Cash Flow Information:
     Cash paid for interest                                  5,229          500


       See accompanying notes to interim consolidatedfinancial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1997

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a provider of service and professional business rating information to consumers. A certification trademark, ValueStar(R) Certified is issued to businesses that have successfully passed an independent rating of their customer's satisfaction. The Company's activities are currently concentrated in Northern California. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" through various media including its Internet site (www.valuestar.com), a periodic publication (Consumer ValueStar Reports) and a voice-text service (808-STAR).

The Company's revenues are primarily from research and rating fees paid by new and renewal customers, annual certification fees from qualified applicants and renewal customers, and sales of information services products. The Company, from time to time, provides discounts, incentives and satisfaction guarantees to first time applicants, and may extend payment terms on the annual certification fee. Certification fees and related cost of sales consisting of research and rating fees are recognized when all related services are provided to the customer. The Company provides a reserve for customer satisfaction guarantees. Sales of information services are recognized as materials are delivered or shipped or services are rendered.

Costs incurred in printing and distributing the Company's consumer publication, Consumer ValueStar Report, published in January and July, and any related revenues are recognized upon publication.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not disclose all disclosures provided in annual financial statements. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1997.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period are not necessarily indicative of the results that may be expected for the year.

Certain reclassifications have been made in the prior year to conform to the current period presentation.

3. INVENTORIES

Inventory is recorded at the lower of cost (using the first-in first-out method of accounting) or market. Inventories consist of brochures and related materials for resale.

4. DEFERRED COSTS

All direct costs related to marketing and advertising the ValueStar certification to business and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over a twelve month period. Deferred costs consist of direct-response advertising programs consisting of telemarketing, printing, and mailing costs.. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

5. LINE OF CREDIT

The Company has a $250,000 revolving bank line of credit, with interest at prime plus 2%. The bank's commitment under this agreement matures in August 1998. The line of credit is guaranteed by certain officers and directors of the Company. The Company has agreed to issue warrants to the guarantors exercisable into 250,000 shares of Common Stock at $1.25 per share for five years. These warrants have not yet been issued.

6. NOTES PAYABLE

The Company is obligated on two 12% notes in the amount of $50,000 each for an aggregate of $100,000 one of which is payable to the spouse of a director. These notes are due on September 30, 1998. The Company is also obligated on two 12% demand notes aggregating $30,000 payable to shareholders.

                              VALUESTAR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1997

7. STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the three months ended
September 30, 1997:

                                                              Shares     Dollars

Balance June 30, 1997                                         8,326,246   $3,761,433
Common stock subscribed but unissued at September 30, 1997         --         50,000
                                                              ---------   ----------

Balance September 30, 1997                                    8,326,246   $3,811,433
                                                              =========   ==========

The Company issued 50,000 common shares in October 1997 related to these subscriptions and warrants to purchase 50,000 common shares at $1.25 per share until 2002.

At September 30, 1997 the Company had options outstanding pursuant to its 1992 ISO Plan covering 250,000 common shares with exercise prices of $0.40 to $0.50 per share expiring in 2000 and 2001. The Company also had options outstanding pursuant to its 1992 NSO Plan covering 250,000 common shares with exercise prices of $0.40 to $0.50 per share expiring between 1999 and 2001. The Company has options outstanding pursuant to its 1996 Stock Option Plan, as amended and restated, covering 147,000 common shares with an exercise price of $0.50 to $0.75 per share expiring in 2001 and 2002 and options outstanding pursuant to its 1997 Stock Option Plan covering 57,000 common shares with an exercise price of $0.75 per share expiring in 2002.

On March 14, 1997 the Company adopted the 1997 Employee Stock Compensation Plan providing for the issuance of up to 4,000 common shares to non-executive employees. At September 30, 1997 an aggregate of 2,900 common shares had been granted pursuant to this plan.

At September 30, 1997 the Company had the following stock purchase warrants outstanding each exercisable into one common share (see also notes):

     Number                  Exercise Price             Expiration Date
     ------                  --------------             ---------------
     150,000                    $0.75                     April, 2002
      10,000                    $0.75                     September, 1998
     200,000                    $1.25                     June, 2002
     -------
     360,000

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.

8. INCOME TAXES

At September 30, 1997 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,300,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

9. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of
Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's

                              VALUESTAR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1997




capital  structure.  SFAS No. 128 and SFAS No. 129 are  effective  for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

The Financial Accounting Standards Board has also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future consolidated financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB PURSUANT TO RULE 15d-2 FOR THE YEAR ENDED JUNE 30, 1997 AND THE COMPANY'S REGISTRATION STATEMENTON FORM 10-SB DATED MAY 29, 1997, AS AMENDED.

Overview

The Company's revenues are generated primarily from research and rating fees paid by new and renewal businesses, annual certification fees from qualified applicants and renewals and from the sale of information products and services. The Company from time to time provides discounts, incentives from basic pricing and may provide satisfaction guarantees to first time applicants and also from time to time extends payment terms on the annual certification fee.

Certification fees are recognized when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials and manuals along with an orientation and the material condition is the execution of the license agreement specifying the conditions and limitation on using the certification. The Company currently charges businesses $795 and up for use of the certification which must be renewed each year.

Research and rating fee revenue is deferred until the research report is delivered. The basic research and rating price is $470 and up. The Company currently offers a $400 promotional discount to new applicants. For most licensees the research covers a two year period and the Company charges $70 for mid-term ratings. Approximately 70% of applicants successfully pass the Company's research and rating requirements and are eligible for certification and more than 90% of eligible applicants license the certification. More than 90% of renewal applicants pass subsequent ratings. The Company provides reserves for any satisfaction guarantees. Sales of information materials and other services are recognized as materials are delivered or shipped or services rendered.

The Company expenses research and rating costs as incurred. Costs incurred in printing and distributing the Company's Consumer ValueStar Report publication published in January and July and any related revenues are recognized upon publication.

Effective  July 1,  1994,  with the  adoption  by the  Company of  Statement  of
Position No. 93-7 (SOP 93-7), Reporting on Advertising Costs, certain advertising costs are deferred and amortized over a twelve month period on a straight-line method. These costs, which relate directly to targeted new licensee solicitations, primarily include targeted direct-response advertising programs consisting of telephone sales, printing and mailing costs. No indirect costs are included in deferred advertising costs. Costs incurred for other than specific targeted customers, including general marketing and promotion expenses, are expensed as incurred.

The net effect of capitalizing and amortizing deferred costs was a reduction in costs and expenses of $23,466 and $44,693 for the three months ended September 30, 1997 and 1996, respectively.

The Company estimates new licensees have an average life exceeding four years. Since the Company's annual licensee renewal rate has averaged more than 75% during the last three fiscal years and renewals provide margin in excess of renewal costs, the Company believes deferred costs will be realized from future operations. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at September 30, 1997 had an accumulated deficit of $4,067,250. There can be no assurance of future profitability.

Effect of Growth in New Licensees and License Renewals

The Company's business model, similar to other membership based organizations, is predicated on growing new members (business licensees) and maintaining high renewal rates and expanding the revenues from each member. The Company's renewal licensees contribute higher gross margins than new applicants due to reduced sales costs. Also a growing and larger base of licensees reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar Report, maintaining the ValueStar.com and Internet site, providing voice-text services. The marginal costs of more licensees is minimal compared to these base printing, distribution and maintenance costs.

Since a considerable portion of the Company's operations are engaged towards the solicitation of new service and professional business applicants in order to expand the base of licensees, the Company incurs substantial costs towards this activity. Currently theCompany is only deferring direct telephone sales costs and direct response advertising and amortizing them over twelve months. Other costs are expensed as occurred.

At September 30, 1997 the Company had 995 licensees compared to 446 licensees on September 30,1996.

The Company believes as a market territory matures and the Company has a larger base of licensees then many fixed and indirect costs will decline as a percentage of revenues. The Company's operations require that it achieve a critical mass of licensees sufficient to cover general management, overhead and indirect costs of operations. Management estimates based on the current cost structure and level of advertising and promotion expenditures that this critical mass is approximately 1,200 licensees. There can be no assurance the Company can achieve this level of licensees and thereafter, if achieved, operations can be impacted by changes in the cost structure, elections regarding advertising and promotions and growth rates (due to the lower margins associated with first year licensees).

At September 30, 1997 the Company had 210 (166 new and 44 renewal) prospective licensees in the application and rating phase. Generally there is a 60 day period between the initial signup of an applicant and the execution of a license agreement for successful applicants. Based on management's experience, these 210 prospective licensees are expected to represent approximately $200,000 of revenues that should be recognized in the second fiscal quarter (generally analogous to backlog).

Effective January 1, 1997 the Company changed its new business marketing focus to telephone sales from a field sales force. This has resulted in a significant increase in applicants for ratings and reduced unit sales costs.

Results of Operations

Revenues. Revenues consist of certification fees from new and renewal business licensees, rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings, and other ancillary revenues. The Company reported total revenues of $ 524,216 for the three months ended
September 30, 1997, a 95% increase over revenues of $269,255 for the first quarter of the prior fiscal year. During the current first quarter license fees accounted for 75% of revenue (70% for the prior years first quarter). The growth in revenues is the result of improved new sales velocity and the impact of a larger base of business member renewals.

During fiscal 1996 and the first half of fiscal 1997 the Company experimented with various direct mail and direct sales methods. Effective January 1, 1997 the Company changed from a field sales force to telephone sales to obtain new rating applicants. The Company believes, based on its over 75% historical renewal rate, that investments in new licensees will contribute to greater recurring revenues in future periods. At September 30, 1997 the Company had 210 applicants in various stages of rating, effectively a (anticipated revenue) backlog estimated at $200,000 to be recognized in the second fiscal quarter ending December 31, 1997 from license fees. However due to lower sales in the second fiscal quarter of the prior year (affecting prospective renewals), the timing of processing applications and seasonality (sales in the fourth calendar quarter are generally lower than other quarters), management expects second quarter fiscal 1998 (year ending June 30, 1998) to be less than the first quarter, however greater than the second quarter of the prior year.

Revenues can vary from quarter to quarter due to seasonality, effectiveness of sales methods and promotions, levels of expenditures targeted at prospective licensees, the numbers of licensees up for renewal, renewal rates, pricing policies, timing of service performance by outside contractors and other factors, some beyond the control of management.

Cost of Revenues. Cost of revenues consist primarily of rating costs paid to third parties for performing customer satisfaction research on business applicants, in-house staffing and costs related to auditing and rating of applicants and costs of information products and licensing materials. Cost of revenues represented 30% of sales in the first quarter of fiscal 1998, a reduction from 42% in the first quarter of the prior year. During the current year, the Company made changes to make ratings more efficient and has arranged for improved third party pricing to reduce rating costs. The increased volume of revenues also reduces the percentage of revenues associated with certain fixed rating costs. Cost of revenues may vary from quarter to quarter both in amount and as a percentage of sales.

Sales Costs. Sales costs for the three months ended September 30, 1997 were $176,572 or 34% of revenues compared to $239,927 or 90% of revenues for the comparable prior period. In the first quarter of the prior year, the Company relied on a direct sales force supported by direct mail to generate sales. In the current quarter, the Company had implemented the telephone sales approach, also supported by direct mail. This has resulted in significantly reduced unit selling costs. Also in the first quarter of the current year approximately 32% of license fees came from renewals with limited sales costs, compared to approximately 28% of license fees coming from renewals in the prior period's first quarter. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from variances in renewal rates, the effect of new sales promotions and costs thereof, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $261,678 in the first quarter of fiscal 1998 compared to $180,382 in the first quarter of fiscal 1997. Included in marketing and selling expenses in each quarter were printing and distribution costs of the Company's Consumer ValueStar Report publication targeted at consumers. Printing and distribution costs of $102,000 in the first fiscal 1997 quarter were comparable to the fiscal 1996 first quarter, however the company was able to print and distribute more copies due to better prices. During the three months ended September 30, 1997 the Company expended $65,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. No paid advertising was employed in the prior year's first quarter.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of Consumer ValueStar Report and decisions regarding direct mail activities, paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company supports a growing licensee base but anticipates these costs will decrease as annual percentage of revenues as revenues grow. However amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. They totaled $155,654 for the three months ended September 30, 1997 compared to $131,096 for the comparable prior period. The major increases include a $5,000 increase in office supplies due to additional personnel and a $10,000 increase in corporate costs.

To date development expenses associated with the design, development and testing of the Company's programs and services have not been material and are included in sales and marketing or general and administrative expenses (if performed by executive management). In the future, as the Company develops new programs or services, it anticipates that it may segregate development expenses as an expense category.

The Company had a net loss of $228,432 for the three months ended September 30, 1997 compared to a net loss of $395,823 in fiscal 1997's first quarter. The significantly decreased loss resulted primarily from improved selling efficiency and reduced rating costs. Also the increase in total revenues reduced the effect of fixed operating costs. The Company anticipates it will continue to experience operating losses until it achieves a critical mass base of renewing licensees as it pursues aggressive growth in new licensees. Achievement of positive operating results will require obtaining a sufficient base of new licensees and renewal licensees to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources

Since the Company commenced operations it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,519,799 for the fiscal year ended June 30, 1997, and $722,518 for the fiscal year ended June 30, 1996. At June 30, 1997 the Company had a working capital deficit of $163,558 and at September 30, 1997 a working capital deficit of $463,945 resulting from operations being financed by short-term debt. For the three months ended September 30, 1997 negative cash flow from operating activities was $323,675 due to the continued operating losses and heavy investment in new licensee growth. Included in working capital at September 30, 1997 is net accounts receivable of $325,021 representing approximately 55 days of revenues and an annualized turnover ratio of approximately 6.4. This compares to approximately 102 days of revenues and turnover of approximately 3.6 at June 30, 1997. The improved turnover and reduced receivable level results from increased revenues and concentrated collection efforts. Management believes that 60 to 90 days sales in receivables is reasonable based on the nature of the Company's business. At September 30, 1997 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity and shareholder loans subsequently converted to common stock. There are no commitments for future investments by these or other parties and there can be no assurance that the Company can continue to finance its operations through these or other sources. During fiscal 1997 the Company obtained $1,122,175 from equity and debt sources. For the three months ended September 30, 1997 the Company obtained $250,000 from a bank line of credit and $50,000 from common stock subscriptions and repaid $90,000 of shareholder advances obtained during the period. The bank line of credit is guaranteed by certain officers and directors.

Other than cash on hand of $17,562 at September 30, 1997 and accounts receivable of $325,021, the Company has no material unused sources of liquidity at this time and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in licensee growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

The Company believes, but there can be no assurance, given the above sources of liquidity and the combination of anticipated renewal revenues, current levels of new sales and licensee growth, that it will require approximately $300,000 of additional funding for the next twelve months. However should actual results differ significantly from management's plans, then the Company may require substantially greater additional operating funds. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include shareholder and other debt financing or additional equity offerings. In such an event without additional funding the Company will be required to curtail or scale back staffing and operations in more reliance on higher profitable renewals and limit new licensee growth.

The Company intends to expand operations beyond the greater San Francisco Bay and Sacramento areas in the future, however any significant expansion will require additional funds. Potential sources of any such funds may include shareholder and other debt financing or additional offerings of the Company's equity securities. There can be no assurance that any funds will be available from these or other potential sources.


Tax Loss Carryforwards

As of June 30, 1997, the Company had approximately $3.3 million of tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset arising primarily from such tax loss carryforwards because, in the Company's assessment, it is more likely than not that the deferred tax asset will not be realized.

Business Risks

This quarterly report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

         Absence of Profitable Operations and Possible Insufficiency of Capital - The Company has incurred significant operating losses since inception. The Company incurred an operating loss of $1.4 million for the fiscal year ended June 30, 1997 and $228,000 for the three months ended September 30, 1997. The Company has had limited financial results upon which investors may base an assessment of its potential. There can be no assurance profitable operations can be achieved and management believes that additional capital will be required.

         Possible Inability to Continue as a Going Concern - The Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and equity financing to fund losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations and (iv) the possibility that the Company may be unable to meet its debts as they come due, raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon obtaining additional capital and ultimately achieving and maintaining profitable operations, as to which no assurance can be given.

         Competition and Technological Change - The possibility exists that a business rating service and certification mark similar to or competitive with that of the Company will be developed. It is also possible that future competition will try to duplicate the Company's concept. The Company could face head-on competition from vastly larger and better financed companies with the means to launch a high-impact campaign locally or nationally. Technological changes in the manner of selecting service businesses and communicating information to consumers could also have a negative impact on the Company's business. As a provider of consumer information through the Internet and various media the Company will be required to adapt to new and changing technologies. There can be no assurance that the Company's services will remain viable or competitive in face of technological change.

         Dependence on Officers and Directors - The Company is substantially dependent upon the experience and knowledge of its officers and directors. The loss to the Company of such persons, particularly Mr. James Stein, could be detrimental to the Company's development, especially since it may not have the funds to hire management personnel with the requisite expertise.

         Managing a Growing and Changing Business - The Company continues to experience changes in its operations resulting from expansion of its business and other factors which has and may place demands on its administrative, operational and financial resources. The Company's future performance will depend in part on its ability to manage growth and to adapt its administrative, operational and financial control systems to the needs of an expanding entity. The failure of management to anticipate, respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations.

         Government Regulation and Legal Uncertainties - The Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. The Company may also be subject to uninsured claims by consumers for actions of licensees or other claims incident to its business operations.

         Stock Trading Risks and Uncertainties - On May 28, 1997 the Company's Common Stock commenced trading on the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board. Securities traded on the Bulletin Board are, for the most part thinly traded and subject to special regulations. The Company's Common Stock is currently defined as "penny stocks" under the Exchange Act, and rules of the Securities and Exchange Commission thereunder. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell the Company's securities to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade the Company's shares and thus may also affect the ability of purchasers of shares to resell those shares in the public markets.

         Like that of securities of other small, growth-oriented companies, the Company's shares are expected to experience future significant price and volume volatility, increasing the risk of ownership to investors. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock. Future changes in market price and volume cannot be predicted as to timing or extent. Any historical performance that may develop does not guarantee or imply future performance. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological or service innovations, the introduction of new products or services, changes in pricing policies by the Company or competitors, litigation relating to services or other litigation, changes in performance estimates by analysts or others, issuances of or registration of additional securities, or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price of small companies and have often been unrelated to the operating performance of particular companies.

PART II. OTHER INFORMATION

Item 5. Other Information

(a) Pursuant to the instructions of this item, the Company elects to report sales of equity securities pursuant to Regulation S otherwise reportable on Form 8-K. On October 29, 1997 the Company completed the sale of 50,000 shares of its Common Stock at $1.00 per share and warrants to purchase 50,000 common shares at $1.25 per share until September 30, 1997. The stock was subscribed and paid for on or prior to September 30, 1997. Proceeds of $50,000 supplement working capital. The shares were sold by the Company without an underwriter to two qualified investors (already shareholders) outside of the United States and were issued in accordance with Regulation S of the Securities Act of 1933. The Company obtained a signed representation from each person to whom securities were issued that such person was not a U.S. person within the meaning of Regulation S and was not acquiring such securities for the account or benefit of a U.S. person and each certificate representing the securities and warrants so issued contains a legend indicating that transfer of the securities represented thereby is prohibited except in accordance with Regulation S, and the Company believes that it complied with the other provisions of Regulation S in respect of such Regulation S transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

         27 Financial Data Schedule

(b) Reports on Form 8-K:

         NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALUESTAR CORPORATION


Date: November 7, 1997                By: /s/BENJAMIN A. PITTMAN
                                          -----------------------
                                          Benjamin A. Pittman
                                          Secretary and Controller
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)