Form 10QSB
period 1997-12-31
VALUESTAR CORP
filed 1998-02-12
CIK 895262

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934


                                   For quarterly period ended December 31, 1997.
                                                              ------------------

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

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             8,591,246
-------------------------------                             ---------
          (Class)                              (Outstanding at February 2, 1998)

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                            VALUESTAR CORPORATION
                                                    INDEX

                                                                                                        Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of December 31, 1997 and
                 and June 30, 1997                                                                        3

                 Consolidated Statements of Operations for the three and six
                 months ended December 31, 1997 and 1996                                                  4

                 Consolidated Statements of Cash Flows for the six
                 months ended December 31, 1997 and 1996                                                  5

                 Notes to Interim Consolidated Financial Statements                                       6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        14
         Item 2. Changes in Securities                                                                    14
         Item 3. Defaults upon Senior Securities                                                          15
         Item 4. Submission of Matters to a Vote of Security Holders                                      15
         Item 5. Other Information                                                                        15
         Item 6. Exhibits and Reports on Form 8-K                                                         15



SIGNATURES                                                                                                15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                        VALUESTAR CORPORATION
                                                     CONSOLIDATED BALANCE SHEET
                                                             (UNAUDITED)
                                                                                              December 31,               June 30,
                                                                                                  1997                     1997
                                                                                               -----------              -----------
                    ASSETS
Current Assets
    Cash                                                                                       $   172,427              $    44,225
    Receivables - net                                                                              290,811                  295,542
    Inventory                                                                                        7,200                   27,863
    Prepaid and other                                                                                 --                      7,035
                                                                                                   470,438                  374,665

    Deferred costs - net                                                                           153,774                  134,085
    Property, equipment and intangibles - net                                                       47,212                   49,422

                                                                                               $   671,424              $   558,172

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Bank line of credit (Note 5)                                                               $   250,000              $      --
    Accounts payable                                                                               249,740                  373,226
    Accrued expenses                                                                                63,204                  112,277
    Deferred revenue                                                                                23,200                   22,720
    Notes payable (Note 6)                                                                         100,000                   30,000
                                                                                                   686,144                  538,223

Long-Term Debt (Note 6)                                                                            250,000                  100,000
                                                                                                   936,144                  638,223

Stockholders' Deficit (Note 7)
    Common stock, $.00025 par value,
      20,000,000 shares authorized,
      8,591,246 and 8,326,246 shares issued
      and outstanding, respectively                                                                  2,148                    2,082
    Additional paid-in capital                                                                   4,036,785                3,759,351
    Accumulated deficit (4,303,653)                                                             (3,841,484)
                        Total Stockholders' Deficit                                               (264,720)                 (80,051)

                                                                                               $   671,424              $   558,172


                                See accompanying notes to interim consolidated financial statements.

                                                        VALUESTAR CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)


                                                                Three months ended                          Six months ended
                                                                    December  31,                             December  31,
                                                             1997                 1996                 1997                 1996
                                                         -----------          -----------          -----------          -----------
Revenues                                                 $   267,477          $   240,201          $   791,693          $   509,456

Costs and Expenses:
    Cost of revenues                                         100,743              138,173              254,258              251,346
    Sales costs                                              193,949              134,385              370,521              374,312
    Marketing and promotion                                   33,438               37,726              295,116              218,108
    General and administrative                               163,116              115,489              318,770              246,585
                                                         --------------------------------------------------------------------------
                                                             491,246              425,773            1,238,665            1,090,351
                                                         --------------------------------------------------------------------------

Loss from operations                                        (223,769)            (185,572)            (446,972)            (580,895)
                                                         --------------------------------------------------------------------------

Interest expense                                              (9,968)              (1,500)             (15,197)              (2,000)
                                                         --------------------------------------------------------------------------

Net loss                                                 $  (233,737)         $  (187,072)         $  (462,169)         $  (582,895)
                                                         ==========================================================================

Net loss per common share                                $     (0.03)         $     (0.03)         $     (0.06)         $     (0.08)
                                                         ==========================================================================
Weighted average number of
common shares outstanding                                  8,404,888            7,026,818            8,365,567            7,026,818
                                                         ==========================================================================


                                See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six months ended
                                                               December 31,
                                                            1997        1996
                                                         ---------    ---------
Cash Flows from Operating Activities
     Net loss                                            $(462,169)   $(582,895)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                        5,198        4,333
        Warrants issued for services                        20,000         --
        Changes in assets and liabilities:
          Accounts receivable                                4,731      (73,444)
          Inventories                                       20,663       10,071
          Prepaid expenses and other                         7,035          829
          Deferred costs                                   (19,689)     (98,482)
          Accounts payable                                (123,486)      34,123
          Accrued Expenses                                 (49,073)      53,509
          Deferred revenue                                     480      (42,688)
                                                         ----------------------
Net Cash Flows Used by Operations                         (596,310)    (694,644)

Cash Flows from Investing Activities
     Equipment acquisitions                                 (2,988)      (9,507)
                                                         ----------------------
Net Cash Used by Investing Activities                       (2,988)      (9,507)

Cash Flows from Financing Activities
     Sale of common stock                                  227,500         --
     Common stock subscribed                                  --        155,000
     Proceeds from bank line                               250,000         --
     Sale of long-term debt                                250,000         --
     Stockholder advances                                   90,000      125,000
     Repayment of stockholder advances                     (90,000)        --
                                                         ----------------------
Net Cash Provided by Financing Activities                  727,500      280,000
                                                         ----------------------
Increase (Decrease) in Cash and Cash Equivalents           128,202     (424,151)

Cash at Beginning of Period                                 44,225      454,809
                                                         ----------------------
Cash at End of Period+A26                                $ 172,427    $  30,658
                                                         ======================

Supplemental Cash Flow Information:
   Cash paid for interest                                $  15,197    $   2,000
   Non-cash investing and financing activities:
      Notes converted to stock                           $  30,000         --
      Warrants issued for bank guarantee                    20,000         --

      See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997

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

The Company's revenues are primarily from research and rating fees paid by new and renewal customers, annual certification fees from qualified applicants and renewal customers, and sales of information service products. The Company, from time to time, provides discounts, incentives and satisfaction guarantees to first time applicants, and may extend payment terms on the annual certification fee. Certification fees and related cost of sales consisting of research and rating fees are recognized when all related services are provided to the customer. The Company provides a reserve for customer satisfaction guarantees. Sales of information services are recognized as materials are delivered or shipped or services are rendered.

Costs incurred in printing and distributing the Company's consumer publication, Consumer ValueStar Report, published in January and July, and any related revenues are recognized upon publication.


2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1997.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year.

Certain reclassifications have been made in the prior year to conform to the current period presentation.


3. INVENTORY

Inventory is recorded at the lower of cost (using the first-in first-out method of accounting) or market. Inventory consists of brochures and related materials for resale.


4. DEFERRED COSTS

All direct costs related to marketing and advertising the ValueStar certification to business and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over a twelve month period. Deferred costs consist of direct-response advertising programs consisting of telemarketing, printing, and mailing costs. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.


5. LINE OF CREDIT

The Company has a $250,000 revolving bank line of credit, with interest at prime plus 2%. The bank's commitment under this agreement matures in August 1998. The line of credit is guaranteed by certain officers, directors and shareholders of the Company.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997

6. LONG-TERM DEBT

The Company is obligated on two 12% notes in the amount of $50,000 each for an aggregate of $100,000 one of which is payable to the spouse of a director. These notes are due on September 30, 1998 and included in current liabilities.

In December 1997 the Company obtained $250,000 from the sale of long-term unsecured 12% subordinated notes due June 30, 2000 ("12% Notes). Interest on the 12% Notes is payable monthly. In connection with the sale of the 12% Notes, the Company issued warrants exercisable into 125,000 common shares at $1.25 per share until December 31, 2000.

Subsequent to December 31, 1997 the Company sold an additional $457,500 of 12% Notes and issued warrants for 228,750 shares on the same terms as above.


7. STOCKHOLDERS' DEFICIT

The following table summarizes equity  transactions  during the six months ended
December 31, 1997:
                                                                         Shares         Par Value     Paid in Capital      Total $
                                                                       ----------       ----------    ---------------     ----------
Balance June 30, 1997                                                   8,326,246       $    2,082       $3,759,351       $3,761,433
  Private placement at $1.00 per unit, consisting of
    one share and one warrant                                             250,000               62          249,938          250,000
  Value assigned to 250,000 warrants granted for
    bank guarantee                                                           --               --             20,000           20,000
  Exercise of stock options                                                15,000                4            7,496            7,500
                                                                       ----------       ----------       ----------       ----------
Balance December 31, 1997                                               8,591,246       $    2,148       $4,036,785       $4,038,933
                                                                       ==========       ==========       ==========       ==========


The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 200,000 shares of common stock for the 1997 Stock Option Plan. The following table summarizes option activity for the period ended December 31, 1997:

                                                  Weighted Average    Weighted
                                         Shares    Exercise Price   Average Life
                                         ------    --------------   ------------
Outstanding July 1, 1997                 704,000       $ 0.47           3.28
Granted                                     --          --               --
Canceled                                    --          --               --
Exercised                                 15,000       $ 0.50            --
Expired                                     --          --               --
                                         -------
Outstanding December 31, 1997            689,000       $ 0.47           2.79
                                         =======       ======           ====
Exercisable at December 31, 1997         588,667       $ 0.44           2.61
                                         =======       ======           ====


On March 14, 1997 the Company adopted the 1997 Employee Stock Compensation Plan providing for the issuance of up to 4,000 common shares to non-executive employees. At December 31, 1997 an aggregate of 2,900 common shares had been granted pursuant to this plan.

At December 31, 1997 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

              Number           Exercise Price           Expiration Date
              ------           --------------           ---------------
             150,000               $0.75                April, 2002
              10,000               $0.75                September, 1998
             200,000               $1.25                June, 2002
             300,000               $1.25                September, 2002
             200,000               $1.25                December, 2002
             -------
             860,000
             =======

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1997


Subsequent to December 31, 1997, in connection with 12% Notes (see Note 6), the Company issued warrants on 353,750 common shares exercisable at $1.25 per share until December 31, 2000.

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.


8. INCOME TAXES

At December 31, 1997 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,300,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.


9. NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of
Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND UNDER THE SUB-HEADING, "BUSINESS RISKS." SEE ALSO THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB PURSUANT TO RULE 15d-2 FOR THE YEAR ENDED JUNE 30, 1997 AND THE COMPANY'S REGISTRATION STATEMENT ON FORM 10-SB DATED MAY 29, 1997, AS AMENDED.

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

Research and rating fee revenue is deferred until the research report is delivered. Approximately 70% of applicants successfully pass the Company's research and rating requirements and are eligible for certification and approximately 90% of eligible applicants license the certification. More than 90% of renewal applicants pass subsequent ratings. The Company provides reserves for any satisfaction guarantees. Sales of information materials and other services are recognized as materials are delivered or shipped or services rendered.

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

The net effect of capitalizing and amortizing deferred costs was a reduction in costs and expenses of $19,689 and $98,482 for the six months ended December 31, 1997 and 1996, respectively.

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

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at December 31, 1997 had an accumulated deficit of $4,303,653. There can be no assurance of future profitability.

Effect of Growth in New Licensees and License Renewals

The Company's business model, similar to other membership based organizations, is predicated on growing new members (business licensees) and maintaining high renewal rates and expanding the recurring revenues from each member. The Company's renewal licensees contribute higher gross margins than new applicants due to reduced sales costs. Also a growing and larger base of licensees reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar Report, maintaining the ValueStar.com Internet site and providing voice-text services. The marginal costs of more licensees is minimal compared to these base printing, distribution and maintenance costs.

Since a considerable portion of the Company's operations are engaged towards the solicitation of new service and professional business applicants in order to expand the base of licensees, the Company incurs substantial costs towards this activity. Currently the Company is only deferring direct telephone sales costs and amortizing them over twelve months. Other costs are expensed as occurred.

At December 31, 1997 the Company had 1,013 licensees compared to 576 licensees on December 31,1996.

The Company believes as a market territory matures, and the Company has a larger base of licensees, fixed and indirect costs will decline as a percentage of revenues. The Company's operations require that it achieve a critical mass of licensees sufficient to cover general management, overhead and indirect costs of operations. Management estimates based on the current cost structure and level of advertising and promotion expenditures that this critical mass is approximately 1,200 licensees. There can be no assurance the Company can achieve this level of licensees and thereafter, if achieved, operations can be impacted by changes in the cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins associated with first year licensees).

Effective January 1, 1997 the Company changed its new business marketing focus to telephone sales from a field sales force. This has resulted in a significant increase in applicants for ratings and reduced unit sales costs. In December 1997 the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees. This change is expected to reduce unit rating costs and provide improved quality control over the research and rating process. However the change resulted in a delay in completing pending ratings during the second fiscal quarter thereby reducing second quarter revenues. Management expects to complete delayed ratings in the third fiscal quarter.

Because of the change, at December 31, 1997 the Company had 421 (397 new and 24 renewal) prospective licensees in the application and rating phase. At current new sales rates the normal number of pending prospective licensees would generally be 200-250. Generally there is a 60 day period between the initial sign-up of an applicant and the execution of a license agreement for successful applicants. Based on management's experience, these 421 prospective licensees are expected to represent over $300,000 of revenues that should be recognized in the third fiscal quarter (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification fees from new and renewal business licensees, rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings, and other ancillary revenues. The Company reported total revenues of $791,693 for the six months ended December 31, 1997, a 55% increase over revenues of $509,456 for the first six months of the prior fiscal year. During the first six months license fees accounted for 75% of revenue (74% for the prior year's first six months). The growth in revenues is the result of improved new sales velocity and the impact of a larger base of business member renewals. Revenues for the second fiscal quarter ended December 31, 1997 were $267,477 compared to $240,201 for the prior year comparable quarter. This small increase is the direct effect of the increase in pending prospective licensees during the second quarter (as described above) which increased from 210 at September 30, 1997 to 421 at December 31, 1997. The increase in pending prospective licensees represents an estimated $100,000 of revenue pending expected to be realized in the third fiscal quarter rather than the second quarter of fiscal 1998.

During fiscal 1996 and the first half of fiscal 1997 the Company experimented with various direct mail and direct sales methods. Effective January 1, 1997 the Company changed from a field sales force to telephone sales to obtain new rating applicants. The Company believes, based on its over 75% historical renewal rate, that investments in new licensees will contribute to greater recurring revenues in future periods. At December 31, 1997 the Company had 421 applicants in various stages of rating, effectively a (anticipated revenue) backlog estimated at $300,000 to be recognized in the third fiscal quarter ending March 31, 1998 from license fees. As a result of this backlog, management expects, but there can be no assurance, that third quarter fiscal 1998 (year ending June 30, 1998) revenues will exceed both the second quarter of the current year and the third quarter of the prior year.

Revenues can vary from quarter to quarter due to seasonality, effectiveness of sales methods and promotions, levels of expenditures targeted at prospective licensees, the numbers of licensees up for renewal, renewal rates, pricing policies, timing of completion of research and ratings and other factors, some beyond the control of management.

Cost of Revenues. Cost of revenues consist primarily of rating costs paid to third parties for performing customer satisfaction research on business applicants, in-house staffing and costs related to auditing and rating of applicants and costs of information products and licensing materials. Cost of revenues represented 32% of sales in the first six months of fiscal 1998 (38% in the second quarter), a reduction from 49% in the first six months of the prior year (57% for the second quarter of the prior year). The increase in the second quarter percentage resulted from the decreased revenue caused by the increase in pending licensees. During the current year, the Company made changes to make ratings more efficient and arranged for improved third party pricing to reduce rating costs. And in December 1997 the Company changed from third party contract ratings to in-house employees as discussed above. This change is expected to reduce rating costs on a per unit basis and as a percentage of revenues. The increased volume of revenues in the current year also reduces the percentage of revenues associated with fixed rating costs. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Sales Costs. Sales costs for the six months ended December 31, 1997 were $370,521 or 47% of revenues compared to $374,312 or 73% of revenues for the comparable prior period. In the first six months of the prior year, the Company relied on a direct sales force supported by direct mail to generate sales. In the current six months, the Company had implemented the telephone sales approach, also supported by direct mail. This has resulted in reduced unit selling costs. Also in the first six months of the current year approximately 37% of license fees came from renewals with limited sales costs, compared to approximately 22% of license fees coming from renewals in the prior periods first six months. Sales costs for the second quarter were $193,949 or 72% of revenues. The increase in the second quarter over the average for the six months is the result of the increase in pending licensees which reduced revenues in the second quarter. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $295,116 in the first six months of fiscal 1998 compared to $218,108 in the first six months of fiscal 1997. Included in marketing and selling expenses in each six months were printing and distribution costs of the Company's Consumer ValueStar Report (CVR) publication targeted at consumers. Printing and distribution costs of $102,000 in the first fiscal 1998 quarter were comparable to the fiscal 1997 first quarter, however the company was able to print and distribute more copies due to better prices. During the six months ended December 31, 1997 the Company expended $65,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. No paid advertising was employed in the prior year's first six months. Marketing and promotion expenses were $33,438 for the three months ended December 31, 1997 compared to $37,726 for the prior comparable period. Generally the second and fourth fiscal quarters have reduced costs because the CVR publication is not printed and distributed during these quarters. Also generally the Company does not expend significant advertising in the second fiscal quarter due to high calendar year end media costs. The Company anticipates increased marketing and promotion costs in the upcoming third fiscal quarter of 1998 due to the printing and distribution of a new CVR and a planned advertising program.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of CVR and decisions regarding paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company supports a growing licensee base but anticipates a decreasing annual percentage of revenues as revenues grow. However amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. They totaled $318,770 for the six months ended December 31, 1997 compared to $246,585 for the comparable prior period. The major increases include a $10,000 increase in occupancy costs due to additional personnel, an $11,000 increase in corporate costs due to the public trading of common shares of the Company in the current year, a $15,000 increase in guarantees and bad debts due to increased volumes, a $5,000 increase in postage due to increased activities and a $20,000 non-cash bank guarantee fee paid in warrants.

General and administrative expenses were $163,116 for the second quarter compared to $115,489 for the prior year's second quarter. Management anticipates that current year general and administrative costs will continue to exceed the prior year due to increased personnel and corporate costs as a publicly traded company.

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

Net Loss. The Company had a net loss of $462,169 for the six months ended December 31, 1997 compared to a net loss of $582,895 in fiscal 1997is first six months. The decreased loss resulted primarily from improved selling efficiency and the increase in total revenues which reduced the effect of fixed operating costs. The Company anticipates it will continue to experience operating losses until it achieves a critical mass base of renewing licensees as it pursues aggressive growth in new licensees. Achievement of positive operating results will require obtaining a sufficient base of new licensees and renewal licensees to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources

Since the Company commenced operations it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,519,799 for the fiscal year ended June 30, 1997, and $722,518 for the fiscal year ended June 30, 1996. At June 30, 1997 the Company had a working capital deficit of $163,558 and at December 31, 1997 a working capital deficit of $215,706 resulting from a portion of operations being financed by debt. For the six months ended December 31, 1997 negative cash flow from operating activities was $596,310 due to the continued operating losses and heavy investment in new licensee growth. Included in working capital at December 31, 1997 is net accounts receivable of $290,811 representing approximately 67 days of revenues and an annualized turnover ratio of approximately 5.4. This compares to approximately 102 days of revenues and turnover of approximately 3.6 at June 30, 1997. The improved turnover and reduced receivable level results from increased revenues and concentrated collection efforts. Management believes that 60 to 90 days sales in receivables is reasonable based on the nature of the Company's business. At December 31, 1997 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity, shareholder loans subsequently converted to common stock and debt financing. Other than the $457,500 of additional 12% Notes sold in January 1998, there are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources. During fiscal 1997 the Company obtained $1,122,175 from equity and debt sources. For the six months ended December 31, 1997 the Company obtained $250,000 from a bank line of credit, $250,000 in 12% Note financing and $257,500 from common stock sales and received and repaid $90,000 of shareholder advances during the period. The bank line of credit is guaranteed by certain officers, directors and a shareholder.

Other than cash on hand of $172,427 at December 31, 1997, accounts receivable of $290,811, and the $407,500 of proceeds obtained from 12% Notes sold in January 1998, the Company has no material unused sources of liquidity at this time and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in licensee growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

The Company believes, but there can be no assurance, given the above sources of liquidity and the combination of anticipated renewal revenues, current levels of new sales and licensee growth, that it will require approximately $200,000 of additional funding for the next twelve months. However should actual results differ significantly from managementis plans, then the Company may require substantially greater additional operating funds. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include shareholder and other debt financing or additional equity offerings. In such an event without additional funding the Company will be required to curtail or scale back staffing and operations in more reliance on higher profitable renewals and limit new licensee growth.

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

         Absence of Profitable Operations and Possible Insufficiency of Capital-The Company has incurred significant operating losses since inception. The Company incurred an operating loss of $1.4 million for the fiscal year ended June 30, 1997 and $447,000 for the six months ended December 31, 1997. The Company has had limited financial results upon which investors may base an assessment of its potential. There can be no assurance profitable operations can be achieved and management believes that additional capital will be required.

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

         Dependence on Officers and Directors - The Company is substantially dependent upon the experience and knowledge of its officers and directors. The loss to the Company of such persons, particularly Mr. James Stein, could be detrimental to the Company's development, especially since it may not have the funds to hire management personnel with the requisite expertise. The Company has a $0.5 million key-man life insurance policy on Mr. Stein and has applied for increased insurance to $2.0 million.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

(a) None

(b) None

(c) The following is a description of equity securities sold by the Company during the fiscal quarter ended December 31, 1997 that were not registered under the Securities Act:

         1. The Company issued four stock purchase warrants dated December 9, 1997, each exercisable to purchase 62,500 shares of Common Stock at $1.25 per share until September 30, 2002. These warrants were granted to two officer/directors, one director and one shareholder in connection with the guarantee of the bank line of credit. The Company expensed $20,000 as the value assigned to the warrants. The issuance was exempt by reason of Section 4(2) of the Securities Act of 1933, as amended (the "Act") in reliance on the private nature of the transaction, restrictions on transfer and based on representations of the recipients. An appropriate legend was placed on the warrants.

         2. During December 1997 the Company sold $250,000 ($150,000 for cash and $100,000 on conversion of previous cash advances by stockholders) of unsecured 12% subordinated promissory notes due June 30, 2000 (12% Notes) to five persons. The securities were sold by the Company without an underwriter. The 12% Notes are not convertible and interest is payable monthly in cash. Each purchaser was granted a warrant to purchase 500 common shares at $1.25 per share until December 31, 2000 ("Warrant") for each $1,000 of 12% Notes purchased. The Warrants in connection with the 12% Notes sold during the quarter are exercisable into 125,000 common shares in the aggregate. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes and Warrants.

         3. During December 1997 the Company completed the sale of 200,000 shares of its Common Stock at $1.00 per share in cash and warrants to purchase 200,000 common shares at $1.25 per share until December 31, 2002. The securities were sold by the Company without an underwriter to three qualified investors (already shareholders and including one officer/director). The issuance was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the shares and warrants and based on representations of the purchasers. An appropriate legend was placed on the shares and warrants.

         4. During December 1997 the Company issued 15,000 shares upon the payment of $7,500 cash in connection with the exercise of a non-qualified stock option by one qualified purchaser. The shares were issued by the Company without the services of an underwriter. The issuance was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the shares and based on representations of the purchaser. An appropriate legend was placed on the shares.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

         4.6 Form of Stock Purchase Warrant dated October 27, 1997 granted to two investors exercisable into an aggregate of 50,000 common shares at $1.25 per share until September 30, 2002 (individual warrants are for 25,000 shares each and differ as to holder).

         4.7 Form of Stock Purchase Warrant dated December 9, 1997 granted to four persons for bank guarantee exercisable into an aggregate of 250,000 common shares at $1.25 per share until September 30, 2002 (individual warrants are for 62,500 shares each and differ as to holder). Holders include officers/directors James Stein and James A. Barnes and director Jerry E. Polis.

         4.8 Form of Stock Purchase Warrant dated December 12, 1997 granted to three investors exercisable into an aggregate of 200,000 common shares at $1.25 per share until December 31, 2002 (individual warrants differ as to number and holder). Officer/director James A. Barnes is holder of a warrant on 20,000 of these shares.

         4.9 Form of unsecured 12% Subordinated Promissory Notes due June 30, 2000 granted to investors (individual notes differ as to date, principal amount and holder).

         4.10 Form of Stock Purchase Warrant granted to 12% Subordinated Promissory Note holders (at the rate of warrants on 500 common shares for each $1,000 of notes) exercisable at $1.25 per common share until December 31, 2000 (each individual warrant differs as to number of shares, date and holder).

         27       Financial Data Schedule


(b) Reports on Form 8-K:

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VALUESTAR CORPORATION

Date: February 12, 1998                        By: /s/ BENJAMIN A. PITTMAN
                                                   -----------------------------
                                                   Benjamin A. Pittman
                                                   Secretary and Controller
                                                   (Principal Financial and
                                                   Accounting Officer and duly
                                                   authorized to sign on
                                                   behalf of the Registrant)