Form 10QSB
period 1998-03-31
VALUESTAR CORP
filed 1998-05-13
CIK 895262

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
---  OF 1934


                   For quarterly period ended March 31, 1998.

                         Commission File Number 0-22610

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

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                             8,682,496
-------------------------------                             ---------
          (Class)                                (Outstanding at April 30, 1998)

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets as of March 31, 1998
             and June 30, 1997                                               3

             Consolidated Statements of Operations for the three
             and nine months ended March 31, 1998 and 1997                   4

             Consolidated Statements of Cash Flows for the nine
             months ended March 31, 1998 and 1997                            5

             Notes to Interim Consolidated Financial Statements              6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                              14
     Item 2. Changes in Securities                                          14
     Item 3. Defaults upon Senior Securities                                15
     Item 4. Submission of Matters to a Vote of Security Holders            15
     Item 5. Other Information                                              15
     Item 6. Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                  15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                        VALUESTAR CORPORATION
                                                     CONSOLIDATED BALANCE SHEET
                                                             (UNAUDITED)

                                                                                                March 31,                 June 30,
                                                                                                  1998                      1997
                                                                                               ------------------------------------
ASSETS

Current Assets
    Cash                                                                                       $   190,316              $    44,225
    Receivables - net                                                                              312,283                  295,542
    Inventory                                                                                        3,094                   27,863
    Prepaid and other                                                                               10,123                    7,035
                                                                                               ------------------------------------
                                                                                                   515,816                  374,665

    Deferred costs - net                                                                           205,910                  134,085
    Property, equipment and intangibles - net                                                       49,090                   49,422
                                                                                               ------------------------------------

                                                                                               $   770,816              $   558,172
                                                                                               ====================================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Bank line of credit (Note 5)                                                               $   150,000              $      --
    Accounts payable                                                                               164,263                  373,226
    Accrued expenses                                                                               117,204                  112,277
    Deferred revenue                                                                                23,129                   22,720
    Notes payable (Note 6)                                                                         100,000                   30,000
                                                                                               ------------------------------------
                                                                                                   554,596                  538,223
                                                                                               ------------------------------------

Long-Term Debt (Note 6)                                                                          1,000,000                  100,000
                                                                                               ------------------------------------
                                                                                                 1,554,596                  638,223
                                                                                               ------------------------------------

Stockholders' Deficit (Note 7)
    Common stock, $.00025 par value,
      20,000,000 shares authorized,
      8,682,496 and 8,326,246 shares issued
      and outstanding, respectively                                                                  2,171                    2,082
    Additional paid-in capital                                                                   4,125,160                3,759,351
    Accumulated deficit                                                                         (4,911,111)              (3,841,484)
                                                                                               ------------------------------------
                        Total Stockholders' Deficit                                               (783,780)                 (80,051)
                                                                                               ------------------------------------

                                                                                               $   770,816              $   558,172
                                                                                               ====================================

See accompanying notes to interim consolidated financial statements.

                                                        VALUESTAR CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                 Three months ended                        Nine months ended
                                                                     March  31,                                March  31,
                                                            1998                  1997                 1998                 1997
                                                         --------------------------------------------------------------------------
Revenues                                                 $   300,884          $    68,719          $ 1,092,577          $   578,175

Costs and Expenses:
    Cost of revenues                                         158,088               68,002              412,346              319,348
    Sales costs                                              176,649              323,046              547,170              697,358
    Marketing and promotion                                  295,349              328,267              590,465              546,375
    General and administrative                               243,466              108,122              562,236              354,707
                                                         --------------------------------------------------------------------------
                                                             873,552              827,437            2,112,217            1,917,788
                                                         --------------------------------------------------------------------------

Loss from operations                                        (572,668)            (758,718)          (1,019,640)          (1,339,613)
                                                         --------------------------------------------------------------------------

Interest expense                                             (34,790)              (3,000)             (49,987)              (5,000)
                                                         --------------------------------------------------------------------------

Net loss                                                 $  (607,458)         $  (761,718)         $(1,069,627)         $(1,344,613)
                                                         ==========================================================================

Basic net loss per common
share (Note 9)                                           $     (0.07)         $     (0.11)         $     (0.13)         $     (0.19)
                                                         ==========================================================================
Weighted average number of
common shares outstanding                                  8,591,246            7,067,438            8,439,695            7,067,438
                                                         ==========================================================================

See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended
                                                              March 31,
                                                        1998            1997

Cash Flows from Operating Activities
     Net loss                                        $(1,069,627)   $(1,344,613)
     Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                      7,073          6,496
        Warrants issued for services                      20,000           --
        Common stock issued for services                  88,398          2,175
        Changes in assets and liabilities:
          Accounts receivable                            (16,741)      (109,574)
          Inventories                                     24,769        (23,707)
          Prepaid expenses and other                      (3,088)        (3,024)
          Deferred costs                                 (71,825)       (13,781)
          Accounts payable                              (208,963)       259,111
          Accrued Expenses                                 4,927         79,826
          Deferred revenue                                   409        (16,299)
                                                     --------------------------
Net Cash Flows Used by Operations                     (1,224,668)    (1,163,390)

Cash Flows from Investing Activities
     Equipment acquisitions                               (6,741)       (17,565)
                                                     --------------------------
Net Cash Used by Investing Activities                     (6,741)       (17,565)

Cash Flows from Financing Activities
     Sale of common stock                                227,500        750,000
     Common stock subscribed                                --           40,000
     Proceeds from bank line                             250,000           --
     Repayment of bank line                             (100,000)          --
     Sale of long-term debt                            1,000,000        100,000
     Stockholder advances                                 90,000           --
     Repayment of stockholder advances                   (90,000)          --
                                                     --------------------------
Net Cash Provided by Financing Activities              1,377,500        890,000
                                                     --------------------------
Increase (Decrease) in Cash and Cash Equivalents         146,091       (290,955)

Cash at Beginning of Period                               44,225        454,809
                                                     --------------------------
Cash at End of Period                                $   190,316    $   163,854
                                                     ==========================

Supplemental Cash Flow Information:
   Cash paid for interest                            $    49,987    $     5,000
   Non-cash investing and financing activities:
      Common stock issued for services               $    88,398    $      --
      Common stock issued for accrued expenses       $      --      $    32,396
      Notes converted to stock                       $    30,000    $      --
      Value assigned for warrants issued             $    20,000    $       500

See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998

1. OPERATIONS
The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a provider of service and professional business rating information to consumers. A certification trademark, ValueStar Certified(R) is issued to businesses that have successfully passed an independent rating of their customer's satisfaction. The Company's activities are currently concentrated in Northern California. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" through various media including its Internet site (www.valuestar.com) and a periodic publication Consumer ValueStar Reports.

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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year.

Certain reclassifications have been made in the prior year to conform to the current period presentation.

3. INVENTORY
Inventory is recorded at the lower of cost (using the first-in first-out method of accounting) or market. Inventory consists of brochures and related materials for resale.

4. DEFERRED COSTS
All direct costs related to marketing and advertising the ValueStar certification to business and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over a twelve month period. Deferred costs consist solely of telemarketing costs. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

5. LINE OF CREDIT
The Company has a $250,000 revolving bank line of credit, with interest at prime plus 2%. At March 31, 1998 the Company had $100,000 available under this line of credit. The bank's commitment under this agreement matures in August 1998. The line of credit is guaranteed by certain officers, directors and shareholders of the Company.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998

6. LONG-TERM DEBT
The Company is obligated on two 12% notes in the amount of $50,000 each for an aggregate of $100,000 one of which is payable to the spouse of a director. These notes are due on September 30, 1998 and included in current liabilities.

The Company has obtained $1,000,000 from the sale of long-term unsecured 12% subordinated notes due June 30, 2000 (12% Notes). Interest on the 12% Notes is payable monthly. In connection with the sale of the 12% Notes, the Company issued warrants exercisable into 500,000 common shares at $1.25 per share until December 31, 2000.

7. STOCKHOLDERS' DEFICIT

The following table summarizes equity  transactions during the nine months ended
March 31, 1998:

                                                                         Shares         Par Value     Paid in Capital      Total $
                                                                       ----------       ----------    ---------------     ----------
Balance June 30, 1997                                                   8,326,246       $    2,082       $3,759,351       $3,761,433
  Private placement at $1.00 per unit, consisting of
    one share and one warrant                                             250,000               62          249,938          250,000
  Value assigned to 250,000 warrants granted for
    bank guarantee                                                           --               --             20,000           20,000
   Common stock issued for services rendered                               91,250               23           88,375           88,398
  Exercise of stock options                                                15,000                4            7,496            7,500
                                                                       ----------       ----------       ----------       ----------
Balance March 31, 1998                                                  8,682,496       $    2,171       $4,125,160       $4,127,331
                                                                       ==========       ==========       ==========       ==========

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 500,000 shares of common stock for the 1997 Stock Option Plan. The following table summarizes option activity for the period ended March 31, 1998:

                                                 Weighted Average     Weighted
                                      Shares     Exercise Price     Average Life
                                      ------     --------------     ------------
Outstanding July 1, 1997              704,000       $   0.47            3.28
Granted                               190,550       $   1.00            5.00
Canceled                               (2,000)      $   1.00             --
Exercised                             (15,000)      $   0.50             --
Expired                                  --            --                --
                                      -------
Outstanding March 31, 1998            877,550       $   0.59            3.00
                                      =======       ========            ====
Exercisable at March 31, 1998         753,998       $   0.56            2.84
                                      =======       ========            ====


On March 14, 1997 the Company adopted the 1997 Employee Stock Compensation Plan providing for the issuance of up to 4,000 common shares to non-executive employees. At March 31, 1998 an aggregate of 2,900 common shares had been granted pursuant to this plan.

At March 31, 1998 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

       Number           Exercise Price       Expiration Date
       ------           --------------       ---------------
       150,000             $   0.75          April, 2002
        10,000             $   0.75          September, 1998
       200,000             $   1.25          June, 2002
       300,000             $   1.25          September, 2002
       200,000             $   1.25          December, 2002
       500,000             $   1.25          December, 2000
     ---------
     1,360,000
     =========

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1998


8. INCOME TAXES
At March 31, 1998 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $3,300,000 which expire through 2012 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

9. NET LOSS PER SHARE
The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options and warrants to purchase 2,237,550 and 817,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods. All prior period loss per share data is presented in conformity with the requirements of SFAS No. 128.

10. RECENT ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of these statements will have no material impact on the Company's financial statements and that results of operations and financial position will be unaffected by their implementation.

11. YEAR 2000 COMPLIANCE
The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

Overview
The Company provides a unique Internet shopping service allowing consumers to identify and buy from ValueStar rated local service companies. ValueStar's proprietary, branded rating information is also available free to consumers through the Consumer ValueStar Report publication delivered to homeowners and millions of customer interactions by licensed firms using the ValueStar Certified brand in their own marketing and sales channels. Consumers use VALUESTAR.COM and ValueStar's free rating information to make better shopping choices for local service and professional firms.

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

Certification fees are recognized when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the license agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue is deferred until the research report is delivered. Sales of information materials and other services are recognized as materials are delivered or shipped or services rendered.

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

The net effect of capitalizing and amortizing deferred costs was a reduction in costs and expenses of $71,825 and $13,781 for the nine months ended March 31, 1998 and 1997, respectively.

The Company estimates new licensees have an average life exceeding four years. Accordingly, the Company believes deferred costs (which are amortized over twelve months) will be realized from future operations. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at March 31, 1998 had an accumulated deficit of $4,911,111. There can be no assurance of future profitability.

Effect of Growth in New Licensees and License Renewals
The Company's business revenue model, similar to other membership based organizations, is predicated on growing new members (business licensees) and maintaining high renewal rates. The Company's renewal licensees contribute higher gross margins than new applicants due to reduced sales and rating costs. Also a growing and larger base of licensees reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar

Report,   maintaining  the  VALUESTAR.COM  Internet  site  and  providing  other services. The marginal fixed costs associated with more licensees is minimal compared to these base printing, distribution and maintenance costs.

Since a considerable portion of the Company's operations are engaged towards the solicitation of new service and professional business applicants in order to expand the base of licensees, the Company incurs substantial costs towards this activity. Currently the Company is only deferring direct telephone sales costs and amortizing them over twelve months. Other costs are expensed as occurred.

At March 31, 1998 the Company had 1,085 licensees compared to 648 licensees on March 31, 1997.

The Company believes as a market territory matures, and the Company has a larger base of licensees, fixed and indirect costs will decline as a percentage of revenues. The Company's operations require that it achieve a critical mass of licensees sufficient to cover general management, overhead and indirect costs of operations. Management estimates, based on the current cost structure and level of advertising and promotion expenditures, that this critical mass is approximately 1,400 licensees. There can be no assurance the Company can achieve this level of licensees and thereafter, if achieved, operations can be impacted by changes in the cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins associated with first year licensees).

Effective January 1, 1997 the Company changed its new business marketing focus to telephone sales from a field sales force. This has resulted in a significant increase in applicants for ratings and reduced unit sales costs. In December 1997 the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees. The Company expensed approximately $40,000 in startup costs for this change in the third quarter related to setting up the in-house research center and hiring and training employees. This change is expected to reduce future unit rating costs and provide improved quality control over the research and rating process. However the change resulted in a delay in completing pending ratings during the second and third fiscal quarters thereby reducing each quarters revenues. Management expects to complete delayed ratings in the fourth fiscal quarter.

Because of the change, at March 31, 1998 the Company had 408 (388 new and 20 renewal) prospective licensees in the application and rating phase. At current new sales rates the normal number of pending prospective licensees would generally be 300. Generally there is a 60 day period between the initial sign-up of an applicant and the execution of a license agreement for successful applicants. Based on management's experience, these 408 prospective licensees are expected to represent over $340,000 of revenues that should be recognized in the fourth fiscal quarter (generally analogous to backlog).

Results of Operations
Revenues. Revenues consist of certification fees from new and renewal business licensees, rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings, and other ancillary revenues. The Company reported total revenues of $1,092,577 for the nine months ended March 31, 1998, an 89% increase over revenues of $578,175 for the first nine months of the prior fiscal year. During the first nine months license fees accounted for 72% of revenue (71% for the prior year's first nine months). The growth in revenues is the result of improved new sales velocity and the impact of a larger base of business member renewals. Revenues for the third fiscal quarter ended March 31, 1998 were $300,884 compared to $68,719 for the prior year comparable quarter or a 337% increase. This large increase is the direct effect of increased sales velocity, more renewal licensees and a backlog of pending licensees at December 31, 1997 resulting from the change in research and rating described above. At March 31, 1998 the Company had reduced the backlog of pending licensees and expects by the end of the fiscal year that the number of pending licensees will represent approximately 60 days of licensable sales. The higher number of pending prospective licensees at March 31, 1998 over normal levels represents an estimated $95,000 of pending revenue expected to be realized in the fourth fiscal quarter rather than the third quarter of fiscal 1998 due to this timing difference.

During fiscal 1996 and the first half of fiscal 1997 the Company experimented with various direct mail and direct sales methods. Effective January 1, 1997 the Company changed from a field sales force to telephone sales to obtain new rating applicants. The Company believes, based on its over 75% historical renewal rate, that investments in new licensees will contribute to greater recurring revenues in future periods. At March 31, 1998 the Company had 408 applicants in various stages of rating, effectively a (anticipated revenue) backlog estimated at $340,000 to be recognized in the fourth fiscal quarter ending June 30, 1998 from license fees. As a result of this backlog, management expects, but there can be no assurance, that fourth quarter fiscal 1998 (quarter ending June 30, 1998) revenues will exceed both the third quarter of the current year and the fourth quarter of the prior year when the Company reported $476,000 in revenues.

Revenues can vary from quarter to quarter due to seasonality, effectiveness of sales methods and promotions, levels of expenditures targeted at prospective licensees, the numbers of licensees up for renewal, renewal rates, pricing policies, timing of completion of research and ratings and other factors, some beyond the control of management.

Cost of Revenues. Cost of revenues consist primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to auditing insurance and complaint status and costs of information products and licensing materials. During December 1997 the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees and related facility and operating costs. This change is expected to reduce rating costs on a per unit basis and as a percentage of revenues after a startup period. Included in cost of revenues in the third fiscal quarter of 1998 were startup costs of approximately $40,000. Cost of revenues represented 38% of sales in the first nine months of fiscal 1998 (53% in the third quarter), a reduction from 55% in the first nine months of the prior year (99% for the third quarter of the prior year). The increase in the third quarter percentage resulted from the startup costs and the decreased revenue caused by the pending licensees. During the current year, the Company made changes to make ratings more efficient and more economical. The increased volume of revenues in the current year also reduces the percentage of revenues associated with certain fixed rating costs. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Sales Costs. Sales costs for the nine months ended March 31, 1998 were $547,170 or 50% of revenues compared to $697,358 or 120% of revenues for the comparable prior period. In the first nine months of the prior year, the Company relied on a direct sales force supported by direct mail to generate sales. In the current nine months, the Company had implemented the telephone sales approach, also supported by direct mail. This has resulted in reduced unit selling costs. Also in the first nine months of the current year approximately 36% of license fees came from renewals with limited sales costs, compared to approximately 20% of license fees coming from renewals in the prior periods first nine months. Sales costs for the third quarter were $176,649 or 59% of revenues. The increase in the third quarter over the average for the nine months is the result of the pending licensees which reduced revenues in the third quarter. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $590,465 in the first nine months of fiscal 1998 compared to $546,375 in the first nine months of fiscal 1997. Included in marketing and selling expenses in each nine months were printing and distribution costs of the Company's Consumer ValueStar Report (CVR) publication targeted at consumers. Printing and distribution costs of $104,000 in the third fiscal quarter of fiscal 1998 approximated the $109,000 expensed in the third quarter of fiscal 1997 on the previous publication of the CVR. During the nine months ended March 31, 1998 the Company expended $240,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $190,000 was employed in the prior year's first nine months. Marketing and promotion expenses were $295,349 for the three months ended March 31, 1998 compared to $328,267 for the prior comparable period primarily the result of reduced personnel costs.
Generally the first and third fiscal quarters have increased costs because the CVR publication is printed and distributed during these quarters. Also generally the Company expends limited advertising in the second fiscal quarter due to high calendar year end media costs.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of CVR and decisions regarding paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company supports a growing licensee base but anticipates a decreasing annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. They totaled $562,236 for the nine months ended March 31, 1998 compared to $354,707 for the comparable prior period. The major increases include a $16,000 increase in personnel costs due to increased personnel, a $19,000 increase in occupancy costs due to additional personnel and the startup of in-house research, a $25,000 increase in corporate costs due to the public trading of common shares of the Company in the current year, a $24,000 increase in guarantees and bad debts due to increased volumes, a $8,000 increase in postage due to increased activities and the incurrence of $108,000 of non-cash compensation expenses related to consulting and guarantees on financings during the current fiscal year.

General and administrative expenses were $243,466 for the third quarter compared to $108,122 for the prior year's third quarter. The primary increase was $88,398 in non-cash stock compensation. Management anticipates that current year general and administrative costs will continue to exceed the prior year due to increased personnel, the effect of the non-cash expenses and corporate costs as a publicly traded company.

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

Net Loss. The Company had a net loss of $1,069,627 for the nine months ended March 31, 1998 compared to a net loss of $1,344,613 in fiscal 1997is first nine months. The decreased loss resulted primarily from improved sales volumes and selling efficiency which reduced the effect of fixed operating costs. The Company anticipates it will continue to experience operating losses until it achieves a critical mass base of renewing licensees as it pursues aggressive growth in new licensees. As the Company is rapidly increasing its business volume (new and renewal) immediate future quarterly results will be greatly impacted by decisions regarding new markets and growth rates. Achievement of positive operating results will require obtaining a sufficient base of new licensees and renewal licensees to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources
Since the Company commenced operations it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,519,799 for the fiscal year ended June 30, 1997, and $722,518 for the fiscal year ended June 30, 1996. At June 30, 1997 the Company had a working capital deficit of $163,558 and at March 31, 1998 a working capital deficit of $38,780 resulting from a portion of operations being financed by current debt. For the nine months ended March 31, 1998 negative cash flow from operating activities was $1,224,668 due to the continued operating losses, heavy investment in new licensee growth and startup of the in-house research department. Included in working capital at March 31, 1998 is net accounts receivable of $312,283 representing approximately 75 days of revenues and an annualized turnover ratio of approximately 4.7. This compares to approximately 102 days of revenues and turnover of approximately 3.6 at June 30, 1997. The improved turnover and reduced receivable level results from increased revenues and concentrated collection efforts. Management believes that 60 to 90 days sales in receivables is reasonable based on the nature of the Company's business. At March 31, 1998 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity, shareholder loans subsequently converted to common stock and debt financing. Other than the $100,000 available on the credit line there are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources. During fiscal 1997 the Company obtained $1,122,175 from equity and debt sources. For the nine months ended March 31, 1998 the Company obtained $250,000 from a bank line of credit, $1,000,000 in 12% Note financing and $227,500 from common stock sales and received and repaid $90,000 of shareholder advances during the period and reduced the credit line by $100,000. The bank line of credit is guaranteed by certain officers, directors and a shareholder.

Other than cash on hand of $190,316 at March 31, 1998, accounts receivable of $312,283, and the $100,000 of bank credit, the Company has no material unused sources of liquidity at this time and the Company expects to incur additional, although reduced, operating losses in future fiscal quarters as a result of continued operations and investments in licensee growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

The Company believes, but there can be no assurance, given the above sources of liquidity and the combination of anticipated renewal revenues, current levels of new sales and licensee growth, that it will require funds to repay or refinance the $250,000 bank line and the $100,000 September notes to continue operations for the next twelve months. However the Company has plans to expand to new markets and expects to require, in addition, a minimum of $500,000 to finance planned expansion during the next twelve months. However should actual results differ significantly from management's plans, then the Company may require substantially greater additional operating funds. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include shareholder and other debt financing or additional equity offerings. In such an event, should the refinancing or additional funds not be available or planned operations not meet management's expectations, the Company may be required to curtail or scale back staffing and operations in more reliance on higher profitable renewals and limit new licensee growth.

New Accounting Pronouncements
The Financial Accounting Standards Board has issued a number of new pronouncements for future implementation as discussed in the footnotes to the Company's interim financial statements (see page 8, Note 10). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

Year 2000 Compliance
The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

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

         Absence of Profitable Operations and Possible  Insufficiency of Capital
         - The Company has incurred significant operating losses since inception. The Company incurred an operating loss of $1.4 million for the fiscal year ended June 30, 1997 and $1.0 million for the nine months ended March 31, 1998. The Company has had limited financial results upon which investors may base an assessment of its potential. There can be no assurance profitable operations can be achieved and management believes that additional capital will be required.

         Possible Inability to Continue as a Going Concern - The Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and equity financing to fund losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations and (iv) the possibility that the Company may be unable to meet its debts as they come due, raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon achieving and maintaining profitable operations or obtaining additional capital, as to which no assurance can be given.

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

         Dependence on Officers and Directors - The Company is substantially dependent upon the experience and knowledge of its officers and directors. The loss to the Company of such persons, particularly Mr. James Stein, could be detrimental to the Company's development, especially since it may not have the funds to hire management personnel with the requisite expertise. The Company has a $2 million key-man life insurance policy on Mr. Stein.

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

         Stock Trading Risks and Uncertainties - On May 28, 1997 the Company's Common Stock commenced trading on the National Association of Securities Dealers, Inc. (NASD) OTC Electronic Bulletin Board. Securities traded on the Bulletin Board are, for the most part thinly traded and subject to special regulations. The Company's Common Stock is currently defined as "penny stocks" under the Exchange Act, and rules of the Securities and Exchange Commission thereunder. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell the Company's securities to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade the Company's shares and thus may also affect the ability of purchasers of shares to resell those shares in the public markets.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) The following is a description of equity securities sold by the Company during the third fiscal quarter ended March 31, 1998 that were not registered under the Securities Act:

         1. During the quarter ended March 31, 1998 the Company sold for cash $750,000 of unsecured 12% subordinated promissory notes due June 30, 2000 (12% Notes) to twenty-one persons. This is the balance of an aggregate of $1,000,000 of such notes of which $250,000 was sold in December 1997. The securities were sold by the Company without an underwriter. The 12% Notes are not convertible and interest is payable monthly in cash. Each purchaser was granted a warrant to purchase 500 common shares at $1.25 per share until
              December 31, 2000 ("Warrant") for each $1,000 of 12% Notes purchased. The Warrants in connection with the 12% Notes sold during the quarter are exercisable into 375,000 common shares in the aggregate (aggregate warrants on 500,000 shares for the total offering). These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes and Warrants.

         2. During December 1997 the Company issued for services rendered by three persons 91,250 shares of its Common Stock at $0.96875 per share or $88,398. The securities were issued by the Company without an underwriter to three qualified investors (one shareholders, one officer/director and one director). The issuance was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the shares and based on representations of the purchasers. An appropriate legend was placed on the shares and warrants.

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

                                          VALUESTAR CORPORATION


Date: May 13, 1998                 By:    /s/BENJAMIN A. PITTMAN
                                         ----------------------
                                          Benjamin A. Pittman
                                          Secretary and Controller
                                          (Principal Financial and Accounting
                                          Officer and duly authorized to sign on
                                          behalf of the Registrant)