Form 10KSB
period 1998-06-30
VALUESTAR CORP
filed 1998-09-21
CIK 895262

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                         Commission file number 0-22619

                              VALUESTAR CORPORATION
                 (Name of Small Business Issuer in its charter)

           Colorado                                          84-1202005
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                               1120A Ballena Blvd.
                            Alameda, California 94501
                                 (510) 814-7070
          (Address and telephone number of principal executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Stock, par value $0.00025
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,601,406
                                                         ----------
The aggregate market value of the issuer's Common Stock held by non-affiliates as of August 31, 1998 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $3,195,000.

As of August 31, 1998 there were 8,682,496 shares of ValueStar Corporation Common Stock, par value $.00025, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                               ---   ---
================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                     PART I

ITEM 1.     Description of Business                                            2
ITEM 2.     Description of Property                                           10
ITEM 3.     Legal Proceedings                                                 10
ITEM 4.     Submission of Matters to a Vote of Security Holders               10

                                   PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters          11
ITEM 6.     Management's Discussion and Analysis or Plan of Operation         12
ITEM 7.     Financial Statements                                              19
ITEM 8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          19

                                  PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 19
ITEM 10.    Executive Compensation                                            21
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management    23
ITEM 12.    Certain Relationships and Related Transactions                    24
ITEM 13.    Exhibits and Reports on Form 8-K                                  25

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "ESTIMATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "GOAL," "OBJECTIVE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO
PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     Part I

Item 1. Description of Business.

Overview
ValueStar Corporation (the "Company" or "ValueStar") is a rating company that has pioneered a new rating system and certification mark (ValueStar Certified(R) ) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. ValueStar generates recurring revenues by conducting customer satisfaction research on local service companies in 150 industries (auto, home health, personal and professional), licensing the certification mark to highly rated businesses and selling ancillary materials and services. ValueStar Certified brand recognition is built through the co-branding promotional efforts of the Company and its business licensees. ValueStar's independent rating and certification format leverages the substantial experience consumers demonstrate in using product ratings and reduces the guesswork involved in selecting a service business among those businesses making competing and unsubstantiated claims. ValueStar's proprietary branded ratings provides new content for the rapidly growing Internet shopping industry -- making interactive shopping possible for consumers purchasing local services. The Company believes the consumer enthusiasm generated by this new rating format, business acceptance evidenced by high renewals and the knowledge and experience gained from pioneering, operating and expanding throughout Northern California provide the foundation for further growth and territorial expansion.

During the past two years while operating exclusively in Northern California, ValueStar has received over 200,000 consumer visits to its Internet Web site, a proprietary searchable database of top rated local companies. During the same period the Company has conducted more than 250,000 individual customer satisfaction surveys and distributed to local consumers over 1 million copies of Consumer ValueStar Report ("CVR"), its semi-annual listing of the area's top rated service companies. During the last two years the Company has grown from 319 ValueStar Certified licensees to 1,188 at June 30, 1998 while maintaining renewal rates of more than 70%. Management estimates that each licensee generates an average of $1,500 in revenue during the first twelve months and additional recurring revenues in future periods from renewals. The Company's goal in Northern California is to attain a base of 2,000 - 3,000 business licensees during the next two years while expanding to new major metropolitan regions of the U.S.

The Company believes that there is a compelling consumer and business market need for unbiased ratings of local services throughout America. All regions of the country are believed to contain fragmented, highly competitive local service industries - creating a large number of choices for consumers. The proliferation of media and billions of dollars of local business advertising containing conflicting quality claims increases the risk to consumers in selecting between competing services. And the Company expects that the large number of dual working households contribute to reducing the time available for shoppers' to perform their own research. Management believes similar factors have contributed to the growing popularity and extensive use of various product ratings by consumers.

The Company's searchable database of top-rated local companies leverages a chief advantage of the Internet - the ability to access changing "pocketbook-important" information through a simple user interface, 24 hours a day, 7 days a week. In addition to anytime access to ValueStar ratings, consumers directly access and communicate with top-rated service companies through e-mail and Web links within ValueStar's WWW.VALUESTAR.COM Web site. After conducting a search for a specific type of top-rated business, consumers are also able to conduct their own "shopping auction" by using ValueStar's
SmartShopper(TM) service to send their requirements to selected top-rated companies with one simple form.

Each ValueStar licensed business uses the ValueStar Certified logo in their own sales and marketing communications. ValueStar's certification mark piggybacks on the phone and in-person sales presentations of licensees and in their Yellow Page, newspaper, flyer, brochure, TV, radio and other advertising - generating millions of consumer impressions of the Company's rating brand each year. In Northern California, the Company estimates that its growing base of 1,188 business licensees will use the ValueStar Certified logo in more than $24 million of local advertising and sales promotions in the next year. This cooperative branding (co-branding) helps to create a powerful brand with wide consumer awareness, drives consumers to the Company's Web site and CVR publication and increases sales of affiliated information materials and services to licensees.

As creator of this new category, the Company's objective is to leverage its leading position in Northern California to become the leading national rating brand of local service companies. The Company's goal is to expand marketing and rating activities into additional regions in the United States while maintaining high business renewal rates, increasing brand recognition and developing incremental revenue opportunities. The Company will be required to focus significant management and financial resources to roll out the sales, marketing and research model used in Northern California to new regions. The Company's planned growth will require additional financing and more management and there can be no assurance the Company can obtain expansion financing or develop management depth to expand to new markets from its Northern California base. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Business Risks."

History of Development
The Company was incorporated in the State of Colorado on January 28, 1987 as Carson Capital Corporation and on September 21, 1992 its name was changed to ValueStar Corporation. The Company was inactive until entering into an Agreement and Plan of Reorganization dated June 27, 1992 with ValueStar, Inc., a California corporation and its sole shareholder James Stein (currently President, Chief Executive Officer and a Director) whereby ValueStar, Inc. became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a recapitalization of ValueStar, Inc. with

ValueStar, Inc. as the acquirer of ValueStar Corporation in a reverse acquisition. On September 21, 1992 the total authorized shares was reduced from 500,000,000 common shares to 20,000,000 common shares with a par value of $.00025 per share. On April 16, 1997 the Company's shareholders approved the amendment of the Company's articles of incorporation to authorize the issuance of a maximum of 5,000,000 shares of preferred stock, $.00025 par value per share. No preferred shares are outstanding.

The Company's operations are conducted through its wholly-owned subsidiary ValueStar, Inc. which was incorporated on September 5, 1991. Initial business organization and development activities commenced September 22, 1990 and until September 5, 1991 the business was operated as a sole proprietorship by James Stein.

During late 1990 and 1991, James Stein developed the basic operating concept of ValueStar Certified. In March 1991, Mr. Stein engaged San Francisco State University (SFSU) to conduct a consumer feasibility study to determine the potential influence of ValueStar Certified on consumers and a service business feasibility study to determine the potential market for ValueStar Certified among providers of consumer services (service providers) in the Bay area. In October 1991 base-line consumer satisfaction and additional consumer feasibility research was completed by The Institute of Social Research at California State - Stanislaus (ISR). This research provided an average or benchmark customer satisfaction rating for individual service and professional industries targeted by the Company.

Based on the information from those studies and research and using Mr. Stein's own research and prior experience in the Yellow Page publishing industry, during late 1991 the Company developed initial marketing and support materials. The Company also began a relationship by engaging The Public Research Institute
(PRI), an auxiliary unit of SFSU to perform or audit surveys of each ValueStar business applicant's former customers to provide a confidential, unbiased and scientific survey of customer satisfaction. PRI is operated by faculty of SFSU and employs students and others to conduct research and surveys primarily for governmental organizations. Although PRI commenced providing individual business surveys in early 1992, the relationship was formalized into a written contract in October 1992, with the latest renewal contract effective April 30, 1997.

The Company's sales and licensing activities commenced in the greater San Francisco, California area (Bay area) in 1992. In mid-1994 the Company added the CVR publication to the program and on January 1, 1996 the Company launched its Internet strategy with its own World Wide Web ("Web") site at WWW.VALUESTAR.COM. In July 1996 the Company expanded to the greater Sacramento, California area and in 1998 expanded to two additional Northern California counties. At June 30, 1998 the Company was rating businesses in 17 counties in Northern California which it considers as one market region.

Based on its success in Northern California, in July 1998 the Company commenced initial marketing to service businesses in the greater Los Angeles area targeted as its second major market region.

Industry Background
The U.S. market research industry consists of a number of large national research companies and many small specialty research companies. Total U.S. market research expenditures exceeded $3.8 billion in 1997 according to the June 1998 issue of Marketing News. And Marketing News estimated that over $320 million of market research expenditures were for customer satisfaction research.

The result of the Company's customer satisfaction research and service rating is delivered to consumers in the form of a certification mark. The certification mark industry includes trade association and various accrediting marks. Examples of such marks include the Good Housekeeping Seal, AAA Approved Auto Repair and various lodging and restaurant industry ratings and marks. Since ValueStar provides a resource for consumers to contact to obtain a particular category of business it also shares aspects of referral services and agencies such as 1-800 Dentists, medical and contractor referrals. And since the Company publishes and distributes a periodic listing of businesses rated high in customer satisfaction it also shares industry characteristics of service guide publishers and the yellow pages industry. And finally the Company maintains an Internet site of qualifying service businesses and consumer information sharing aspects of the growing market for Internet content such as electronic yellow pages, directories, and city guide information services.

The total dollar value of consumer services transacted in the United States in categories rated by ValueStar is estimated at over one trillion dollars annually based on U.S. Department of Commerce statistics. The Company believes that most of these services are transacted on a localized basis and there is a need and a demand for local ratings of service providers comparable to that available on many products. Management believes, other than Northern California, that the more than six million businesses in the United States (estimated by the Company from data supplied by American Business Information) that make up the service and professional business market are not currently being rated on customer satisfaction. And although directory type information is available from yellow page listings and city guide services and certain information about complaints is available through the Better Business Bureau, the Company's research indicates consumers want to know which companies have been rated high in customer satisfaction.

ValueStar and the Internet
The Internet and its World Wide Web is an increasingly significant global interactive medium for communications, content and commerce. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. International Data Corporation ("IDC") estimates that the number of Web users worldwide will increase from 69 million at the end of 1997 to 320 million by the year 2002. IDC estimates that the total value of goods and services purchased on the Internet was $2.6 billion in 1996 and will increase to $220 billion by the year 2001. According to a CommerceNet/Nielson survey, as of March 1997, shopping was one of the most popular activities on the Internet and that a large growing majority of Internet users (73%) spend some portion of their time on-line searching for information about a specific product or service.

For consumers, the Web brings information and services to the home with unparalleled usefulness and immediacy. The Company believes that although certain services such as travel are experiencing rapid Internet growth, the lack of standardized, independent and unbiased consumer information will impede the growth of local services being transacted on the Internet. As a result, the Company believes that Internet directory listings will only add to the consumer information overload.

Many Internet content providers rely on an advertising model like magazines and broadcast television or are seeking a formula to charge consumers for use like cable television. To date, the Company does not believe either model has had broad based financial success. While providing ValueStar's proprietary branded content of top-rated service businesses on the Internet is a valuable component of the Company's strategy to reach consumers and support its licensees, the Company is not dependent on the Internet as its basic revenue source. However, the Company believes there are opportunities to leverage its proprietary content to generate future Web and Web-related revenues.

The ValueStar Solution
The Company's concept of a local standardized rating of service and professional firms by their own customers was created and developed on the premise that consumers are inundated with claims from businesses communicated through a growing media base and have rightly become increasingly skeptical. For businesses, the Company believes it is increasingly difficult and costly for them to differentiate on quality or customer satisfaction due to the proliferation of claims, the growth of new media outlets, competition and increasing consumer skepticism. The Company also believes consumers want to know which businesses are better than others and to have the ability to cut through the media glut of information. The Company believes this desire and need for unbiased information has been a factor in the growth of Consumer Reports magazine (product evaluations and ratings), J.D. Powers (customer satisfaction ratings on vehicles, computers and other businesses) and the growth experienced by consumer and market research companies.

The Company believes the factors affecting the selection of a local service are different than those involving a widely available product. Typically, compared to a product purchase, a consumer has more service provider choices from which to discern, the quality level of services is less consistent, it is more difficult to experience or compare a service prior to purchase, services cannot be returned and therefore the entire decision process is riskier and more frustrating for consumers. ValueStar Certified is designed to respond to these factors by providing consumers and businesses with important customer satisfaction information delivered in various media through a recognizable and easy-to-use certification mark. One of the most important attributes of a certification mark is its availability at the moment of decision.

The Company believes the rapidly growing Internet environment is an excellent medium for delivery of ValueStar Certified rating content and related information. The Company's searchable database of top-rated local companies leverages a chief advantage of the Internet - the ability to access changing "pocketbook-important" information through a simple user interface, 24 hours a day, 7 days a week. The Company also believes that "pocketbook" or financial related referential information is a rapidly growing use of the Internet and is sought after by on-line users. ValueStar's listings of quality businesses and consumer information is available to Internet users free of charge allowing them to reduce the risk and guesswork associated with selecting local service or professional businesses.

ValueStar Services to Consumers
Consumers use ValueStar Certified ratings to quickly identify top-rated local service and professional businesses (including auto, home, health, personal and professional providers of services) and to make better shopping choices. The Company's rating is based on high customer satisfaction which management believes is intuitively logical to most consumers. In a study conducted by PRI in 1993 and updated through 1996, PRI stated that 2 of 3 customers who knew a business had earned ValueStar Certified were influenced by this factor in selecting the business.

The Company's semi-annual distribution of the CVR publication provides consumers with an easy reference list of businesses rated high in customer satisfaction, a quality "yellow pages" listing. The July 1998 semi-annual edition was distributed to approximately 200,000 homes and businesses in the Northern
California market including approximately 25,000 to requesting Consumer ValueStar Club members developed through phone, mail and Internet queries. ValueStar Consumer Club members receive the CVR publication free each six months along with prizes and other benefits offered from time to time by the Company. The Company intends to add to its club member benefits in future periods to further enhance the ValueStar offering to consumers.

In addition to anytime access to ValueStar ratings, consumers can directly access and communicate with top-rated service companies through e-mail and Web links within ValueStar's WWW.VALUESTAR.COM Web site. After conducting a search for a specific type of top-rated business, consumers are also able to conduct their own "shopping auction" by using ValueStar's SmartShopper service to send their requirements to selected top-rated companies with one simple form. The Company intends to continue to enhance its Internet offering to consumers and add features and additional benefits.

The Company engages in marketing and promotion activities to create and enhance consumer and business awareness of the meaning and significance of the ValueStar Certified certification mark and the value of the Company's rating process. These activities include public relations efforts, community involvement and direct advertising. Consumers are also broadly exposed to the certification mark through the advertising and promotional efforts of licensees who use the certification mark to distinguish themselves as being rated high in customer satisfaction. Since the certification mark is displayed in a wide variety of media, consumers use the certification information quickly and conveniently, all at no charge.

The Company believes that as a given market area matures, consumers will increasingly rely on ValueStar Certified in their shopping decisions as a result of growing awareness and a larger base of qualified businesses.

ValueStar Services to Business Owners
ValueStar business licensees use ValueStar Certified to bring in more customers, convert shoppers to buyers, reduce pricing pressure on services (research conducted for the Company by ISR in 1991 indicated that 70% of consumers would pay 10% or more for services from companies that could indicate they earned ValueStar Certified), distinguish services from competitors, improve customer loyalty, increase customer referral rates, speed up the selling cycle, improve employee morale, enhance marketing and advertising promotions and improve business reputation.

Management believes that one of the most critical factors indicating business satisfaction of the Company's services and which directly relates to the long-term success of the Company are renewal rates of licensees. During the last two fiscal years ending June 30, 1998 more than 70% of licensed businesses have renewed their licenses each year indicating strong business acceptance of the ValueStar Certified program.

The Company's CVR publication provides licensees important and credible exposure to new prospective customers. Management believes the publication also enhances the business offering and provides a periodic deadline to encourage applicants to apply for rating by a specific date. The Company's free listing of qualified businesses on its Internet site offers the small business owner a presence on the World Wide Web at no additional cost. The Company's ValueStar SmartShopper service offers businesses Web generated traffic at minimal cost. ValueStar offers businesses the opportunity to expand their CVR and Internet listings for an additional fee and to link their Internet site with the ValueStar Web site.

An important part of the ValueStar program is its daily use by qualified licensees. A ValueStar field consultant provides a personal orientation to each passing business owner and their employees informing them of the significance of earning the certification mark and educating them on how to use the achievement in promotional programs and customer encounters. A comprehensive ValueStar manual is provided to licensees reflecting the Company's substantial experience in use of the mark by businesses. Periodic newsletters are used to further educate businesses on customer satisfaction topics and use of the mark to improve business operations. Many licensees purchase copies of a Certified
Profile Brochure (customized by ValueStar for each licensee) which explains to their customers how they qualified for ValueStar Certified.

The Company's brand recognition is significantly enhanced by its daily use by licensees in all manners of advertising and media supplementing the Company's marketing and promotion activities to create and enhance consumer, business and brand awareness.

The Company intends to develop and offer other innovative features to its program and offer new services to business members in the future. ValueStar also intends to create alliances to link its proprietary information content to other Internet yellow page sites, city guides and similar services.

At June 30, 1998, the Company had 1,188 active licensees in Northern California.

ValueStar Strategies
The Company's objective is to be the leading rating brand of local service companies in America. The Company intends to leverage its pioneer position by focusing its strategy on rapidly rolling out its service in the most attractive markets, establish a dominant position in these markets and use its rating service as a platform for multiple revenue streams. The target U.S. market consists of over 6 million service and professional businesses and the Company's research has targeted 2.1 million such businesses as high priority accounts in 30 major prospective market regions. The following are key elements of the Company's strategy:

         Continue Penetration of the Northern California Market - The Company believes its renewal rates (averaging over 70% during the last two fiscal years) indicate licensees' satisfaction with the program in Northern California. Renewals provide the Company a continuing source of predictable recurring revenues and an expanding licensee base pressures other service provides to apply for the rating. The Company's sales, marketing and promotion activities are designed to increase new licensees, maintain high renewal rates and generate ancillary product and service sales. A growing base of licensed businesses produces more promotions and consumer interactions increasing ValueStar's brand recognition and awareness. The Company intends to continue to increase licensees in Northern California and add additional services.

         Leverage Northern California's Success to New Markets - The Company believes it has a competitive advantage to enter new regions as a result of its experience in Northern California. The Company has developed a comprehensive program built on a significant base of consumer and business research. The Company has created proprietary methods, training programs and systems necessary to minimize the number of personnel, costs and effort associated with expanding to new regions. And ValueStar has developed loyalty with existing business licensees and consumers which serve as important references for new customers. ValueStar intends to leverage its knowledge, experience and low-cost centralized structure in its geographical expansion and continue to build barriers to entry by competitors. Management has designed and developed a detailed roll-out for new markets and intends to refine this plan based on the experience being gathered from the Los Angeles area expansion. The Company's roll-out process is expected to enable it to commence selling to businesses in a new market within four months of selection and to report initial revenues within six months of initial sales while minimizing capital and personnel costs.

         Create Strong Brand Recognition and Market Awareness - The Company believes it has created the leading brand name for local service ratings in the Northern California region. The Company believes its brand franchise helps in marketing to business licensees and providing benefits to consumers. In the markets it serves, the Company's strategy is to promote, advertise and increase its visibility through a variety of marketing, public relations and promotion activities. The Company employs public relations, co-branding and paid advertising to increase awareness. The CVR publication and ValueStar's Web site are important elements of the Company's marketing and promotion activities. The Company's brand building strategy also relies heavily on promotions and awareness developed by business licensees in their promotions, advertising and consumer interactions.

         Develop Incremental Revenue Opportunities - The Company seeks to continually expand its services and benefits to consumers and licensees. The Company believes that a significant opportunity exists to develop incremental revenue opportunities from licensed businesses, consumers and from use of the Company's proprietary content. This includes expanding the product mix to businesses such as the premium CVR and Web site listings which were added in 1996 and 1997. The Company also believes that a high volume of quality seeking consumer traffic on its Web site provides an attractive feature to other businesses. A growing base of loyal ValueStar consumers is expected to provide multiple revenue opportunities in the future.

         Expand Strategic Alliances and Partnerships - The majority of the Company's licensee growth has resulted from the Company's direct marketing efforts and consumer and business referrals. The Company recently developed an alliance and obtained the endorsement of the California Optometric Association. The Company believes that as its business and consumer membership grows there will be many more opportunities to enter into partnerships or strategic alliances with third parties to (i) more rapidly expand licensing nationally and internationally, (ii) generate additional ancillary revenues, (iii) facilitate brand awareness, (iv) provide important content to others,
         (v) facilitate consumer/business transactions, and (vi) enhance third party offerings to consumers and businesses, among other possibilities. Management views this strategy as important to the Company's future development. The Company has no current plans, proposals, arrangements or understandings regarding any business or product acquisitions.

The Company's execution of the above strategies and expansion to new markets will require additional financing and management. There can be no assurance the Company can obtain additional expansion financing, add to its management team or successfully leverage to new markets its Northern California experience. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Business Risks."

ValueStar Operations
All service businesses and professionals located in market territories served by the Company may apply to be licensed. These include more than 150 industry categories within five broad groups: Automobile Services (examples including auto body shops, auto repair, and towing firms), Health and Well Being Services (examples including acupuncture, physicians and dentists and health clubs), Home Services and Repairs (examples including alarm companies, carpet cleaners, movers, locksmiths and roofers), Personal Services (examples including beauty salons, limousine services and travel agents) and Professional Services (examples including accountants, attorneys, employment services, insurance and real estate brokers).

The Company's marketing and sales activities in Northern California have focused on a proprietary targeted group of service and professional businesses numbering approximately 50,000 resulting from the Company's research identifying the high priority accounts among the approximately 175,000 service and professional businesses in the area (as computed by the Company from information provided by American Business Information).

The Company uses direct mail, advertising, telephone sales, videotapes and other materials designed for businesses and emphasizing the benefits of becoming a ValueStar licensee. Effective January 1, 1997 substantially all new solicitations and rating sales were consolidated in a telephone sales department. Licensing, renewals and ancillary sales are made by field consultant personnel.

The Company has modified its licensing and rating fees from time to time. The Company from time to time provides discounts, incentives and satisfaction guarantees to first time applicants and also from time to time extends payment terms on the annual license fees. The licensing fee for businesses scales upward with business size and for multiple location businesses. The Company estimates that each new licensee provides average annual revenue of approximately $1,500 from all sources.

Once a prospective licensee agrees to be rated and pays an initial research fee approximating $470 (subject to promotional discounts), the research and rating process begins. ValueStar employees conduct a complaint bureau status check, license verification and insurance verification. Customer satisfaction research surveys are performed by the Company and independently audited by PRI resulting in a statistically computed rating score. To pass and qualify for licensing, an applicant must score in the range of very good to outstanding as established by ValueStar and PRI.

At June 30, 1998 the Company employed 22 full-time equivalent research and rating persons engaged in conducting consumer research and processing new and renewal business licenses.

All applicant companies receive a ValueStar Research and Rating Report providing the results of how the business rates in customer satisfaction. Successful applicants may license the use of the ValueStar Certified mark (according to agreed-upon guidelines specified by the terms of the license agreement) in their advertising, collateral and sales materials, stationery, signage, announcements, bid forms, etc. A licensee also receives a ValueStar plaque, program manual and labels for their doors and letterhead. Licensees are listed in the Company's semi-annual CVR publication and on the Company's Internet site.

Staffing, territories, training and compensation plans are structured to provide continuity of field consultant contact with each licensee. The Company also provides ongoing training emphasizing both new business and renewal development, supports lead generation and provides sales personnel with computerized sales support and data base systems.

Each year the Company solicits renewals from licensees. Each year renewal accounts must pass elements of the research and rating process and every second year they must pass the entire research and rating process.

At June 30, 1998 the Company had 12 marketing, sales and field consultant persons engaged in making sales to new service providers and promoting the Company's services and brand.

Competition
Although the Company is not aware of a directly competitive mark or service targeted for a broad range of service industries, competitive offerings are expected to develop in the future. The Company currently competes for the limited budgets for spending on advertising and promotions among service and professional businesses. Therefore current and potential competition includes
Yellow Page publishers, newspapers and periodicals, radio and television stations, Internet directories and other forms of advertising employed in the consumer service marketplace. Other current and potential competitors include referral agencies, telephone services, complaint agencies, service guide publishers, industry specific certification marks and others. The competition for service business advertising and promotional funds is intense. There are a large number of competing firms and a wide variety of product offerings. Most of these firms are substantially larger and have greater financial resources than the Company.

The Internet is new, rapidly evolving and intensely competitive with limited barriers to entry. There are a number of potentially competitive companies engaged in facilitating business on the Internet including providing more security for consumers and greater informational content including service business listings and information. Therefore the Company expects Internet competition to develop and intensify in the future.

The Company believes that it provides value to licensees by providing them with a performance rating they can use to distinguish themselves from their competitors. The Company also believes that ValueStar Certified provides consumers a convenient and easy-to-use method of selecting service businesses and improving their shopping decisions. The Company believes the principal competitive factors affecting its market include the quality and nature of its content, ease of consumer use, marketing and sales methods and brand recognition. Although the Company believes it is establishing a market awareness and brand recognition in Northern California, barriers to entry by new competitors are not significant and any such new competitors, in addition to the direct effects of competition, may cause marketplace confusion making sales efforts more difficult and may result in adverse pricing pressure. There can be no assurance that the Company can maintain its competitive position or will be able to continue to compete against existing or new competitors in the future. Furthermore, as a strategic response to changes in the competitive environment, the Company may make certain pricing, service or marketing decisions or enter into new ventures or arrangements that could have a material adverse effect on the Company's business, financial condition and results of operations.

Trademarks, Service Marks and Other Proprietary Rights
The Company owns a U.S. federally registered certification mark on "ValueStar" and the "ValueStar Certified" symbol and has applied for protection on ValueStar in Canada. The Company has also received a registration for "Only the Best Pass the Test" as a service mark in the U.S. The Company considers its trademarks and symbol to be material to the business of the Company. The Company vigorously seeks to protect and intends to defend its trademarks against infringement and other unauthorized use. The Company is unaware of any significant infringement or other unauthorized use of its trademarks since inception. There can be no assurance the Company can protect its trademarks and symbol. The loss or infringement of the ValueStar trademark and symbol or the inability to protect the mark adequately would have a material adverse effect on the business and operations of the Company. It is possible that competitors or others will adopt service names similar to "ValueStar" thereby impeding the Company's ability to build brand identity and possibly leading to customer and consumer confusion.

The Company copyrights its materials and publications and seeks to maintain certain aspects of its business operations as trade secrets. The Company has developed consumer and business databases, training systems, software and systems that are proprietary to the Company.

Government Regulation and Legal Issues
The Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally.

The Company's operations require that its certification mark only be used by qualifying companies and that its use be discontinued if a business ceases to be a licensee. The Company vigorously defends its contract rights including taking legal action as required. However when and as the Company expands to new areas and the certification becomes more recognized and valuable it will be increasingly difficult to police unauthorized use of its certification mark or confusing marks.

Although the Company is not a direct referral service, it may be subject to claims by consumers for the actions of licensees. Although the Company does not believe such a claim would have merit, the costs of defense could be substantial. The Company does not currently carry specific insurance against such claims and there is no assurance that the Company's general liability coverage would cover such claims. To date the Company has not been subject to any material claims by customers of licensees.

Employees
As of June 30, 1998, the Company employed 44 full-time persons. Two are in senior management, 20 in marketing and sales, 19 in research and rating, and 5 in accounting and administration. The Company employs part-time personnel from time to time and uses outside contractors for various marketing services. None of the Company's employees are represented by a collective bargaining arrangement and the Company has experienced no work stoppages. The Company considers its relations with employees to be favorable.

The Company's future success will depend in large measure upon the continued contributions of its President and CEO, James Stein and the Company's ability to attract and retain quality sales personnel. The Company experiences competition for qualified sales personnel who are in demand by many competitors, many with more resources than the Company. The loss of the services of Mr. Stein could have a material adverse effect on the Company's business. The Company entered into a new three year employment contract with Mr. Stein effective July 1, 1998 and has a $2 million "key man" insurance policy on Mr. Stein.

Item 2. Description of Property

The Company's corporate and operating offices are located in approximately 4,800 square feet of improved office space located at 1120 and 1150 Ballena Blvd. in Alameda, California. This facility accommodates administration, sales and marketing and research and rating personnel. This facility is leased pursuant to a month to month lease re-negotiated effective July 1998 at a monthly rate of approximately $5,700. The Company or the landlord is required to provide 90 day notice prior to any termination or vacating of the premises. The Company believes this facility is adequate for present operations but should the Company continue to expand into new market regions management expects additional space will be required during the next twelve months. Management believes that additional office space is available in the greater Oakland area should expansion be required or should the Company be required to vacate the current premises.

Item 3. Legal Proceedings

The Company is not involved in any threatened or pending legal proceeding other than in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information
On May 28, 1997 the Company's Common Stock commenced trading and is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board (symbol "VSTR"). The market for the Company's Common Stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for the Common Stock for the fiscal years ended June 30, 1998 and 1997 as provided by the NASD.

                                                            Bid Quotations
                                                       High              Low
                                                       ----              ---
Fiscal Year Ending June 30, 1997
  Fourth Quarter (May 28, 1997 to June 30, 1997)      $1.25            $1.0625
Fiscal Year Ending June 30, 1998
  First Quarter                                       $1.4375          $0.9375
  Second Quarter                                      $1.4375          $1.21875
  Third Quarter                                       $1.21875         $0.90625
  Fourth Quarter                                      $0.96875         $0.625

The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Prior to initiation of trading there was no public trading market for the Company's Common Stock since the Company's inception in 1987.

The OTC Electronic Bulletin Board, is a screen-based trading system administered by the NASD. Securities traded on the Bulletin Board are, for the most part thinly traded and subject to special regulations (described below) not imposed on securities listed or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system or on a national securities exchange.

Like that of securities of other small, growth-oriented companies, the Company's shares are expected to experience future significant price and volume volatility, increasing the risk of ownership to investors. Sales of substantial amounts of Common Stock in the public market by one or more holders could adversely and dramatically affect the prevailing market price of the Common Stock due to its thinly traded attributes. Future changes in market price and volume cannot be predicted as to timing or extent. Any historical performance that may develop does not guarantee or imply future performance. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological or service innovations, the introduction of new products or services, changes in pricing policies by the Company or competitors, litigation relating to services or other litigation, changes in performance estimates by analysts or others, issuances of or registration of additional securities, or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price of small companies and have often been unrelated to the operating performance of particular companies.

The Company's Common Stock is currently defined as "penny stocks" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules of the Securities and Exchange Commission thereunder. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell the Company's securities to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or

$300,000  jointly  with  spouse)  or in  transactions  not  recommended  by  the broker-dealer. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade the Company's shares and thus may also affect the ability of purchasers of shares to resell those shares in the public markets.

The Company had 142 holders of record of its Common Stock at June 30, 1998, which the Company believes represents approximately 300 beneficial owners. The Company has never paid a cash dividend on its Common Stock and does not expect to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
The following is a description of equity securities sold by the Company during the year ended June 30, 1998 that were not registered under the Securities Act and not previously reported in prior quarterly filings:

         On May 15, 1998 the Company completed the private offering and sale for cash of an aggregate of $525,000 of unsecured 6% Convertible
         Subordinated Promissory Notes due June 30, 2001 ("Notes") to four investors. The principal and interest amount of each Note may at the election of the Note holder be converted, in whole or in part, into fully paid and nonassessable shares of common stock, $.00025 par value, of the Company, at a conversion price of $1.00 per share. The Notes may be called by the Company for conversion if the closing bid price of the Company's common stock equals or exceeds $2.00 per share for ten consecutive trading days and certain other conditions are met.

         The Note purchasers were granted warrants to purchase an aggregate of 262,500 common shares of the Company at an exercise price of $1.25 per share ("A-Warrants") and warrants to purchase an aggregate of 262,500 common shares of the Company at an exercise price of $2.00 per share ("B-Warrants") until April 30, 2003 (collectively the "Warrants"). The A-Warrants are redeemable by the Company at $.01 per share if the closing bid price of the Company's common stock equals or exceeds $3.00 per share for twenty consecutive trading days and certain other conditions are met. The B-Warrants are also redeemable by the Company at $.01 per share if the closing bid price of the Company's common stock equals or exceeds $4.50 per share for twenty consecutive trading days and certain other conditions are met.

         These securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the Notes and Warrants and will be placed on the shares issuable upon conversion of the Notes or exercise of the Warrants unless registered under the Act prior to issuance. The securities were sold by the Company without an underwriter. The Company has agreed to file a registration statement on the common stock obtained on conversion of the Notes and Warrants and to certain piggy-back registration rights, subject to certain limitations.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview
The Company's revenues are generated primarily from research and rating fees paid by new and renewal businesses, certification fees from qualified applicants and renewals and from the sale of information products and services. An important aspect of the Company's business model is the recurring nature of revenues from businesses renewing their certification.

Certification fees, ranging from $995 to approximately $2,000 depending on business size, are recognized when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the license agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue, ranging from $470 to $570, is deferred until the research report is delivered. Sales of information materials and other services are recognized as materials are delivered or shipped or services rendered. The Company from time to time provides discounts, incentives from basic pricing and may provide satisfaction guarantees to first time applicants and also from time to time extends payment terms on the certification fee.

The Company expenses research and rating costs as incurred. Costs incurred in printing and distributing the Company's CVR publication for consumers, currently published in January and July, and any related revenues are recognized upon publication. Accordingly, the revenues and costs in the Company's first and third fiscal quarters are impacted by the costs and revenues from the CVR publication.

Effective  July 1,  1994,  with the  adoption  by the  Company of  Statement  of
Position No. 93-7 (SOP 93-7), Reporting on Advertising Costs, certain direct-response advertising costs are deferred and amortized over a twelve month period on a straight-line method. These costs, which relate directly to targeted new licensee solicitations, primarily include targeted direct-response advertising programs consisting primarily of telephone sales costs. No indirect costs are included in deferred advertising costs. Costs incurred for other than specific targeted customers, including general marketing and promotion expenses, are expensed as incurred.

The net effect of capitalizing and amortizing deferred costs was an increase in costs and expenses of $3,000 for the fiscal year ended June 30, 1998 and a reduction in costs and expenses of $65,000 for the fiscal year ended June 30, 1997.

The Company estimates new licensees have an average life exceeding four years based on historical renewal rates. Accordingly, the Company believes deferred costs (which are amortized over twelve months) will be realized from future operations. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at June 30, 1998 had an accumulated deficit of $5,418,665. There can be no assurance of future profitability.

Effect of Growth in New Licensees and License Renewals
The Company's business revenue model, similar to other membership based organizations or recurring revenue businesses, is predicated on growing new members (certification licensees) and maintaining high renewal rates. The Company's renewal licensees contribute higher gross margins than new applicants due to reduced sales and rating costs. Also a growing and larger base of licensees reduces the costs (relative to revenues) associated with maintaining the VALUESTAR.COM Internet site, marketing and promoting the Company's brand including printing and distributing the Company's CVR publication, and maintaining general and administrative support. The marginal fixed costs associated with more licensees is minimal compared to base marketing, printing, distribution and general and administrative costs.

Since a considerable portion of the Company's operations are engaged towards the solicitation of new service and professional business applicants in order to expand the base of licensees, the Company incurs substantial costs towards this activity. Currently the Company is only deferring direct telephone sales costs and amortizing them over twelve months. Other costs are expensed as incurred.

At June 30, 1998, the Company had 1,188 licensees, compared to 319 licensees on June 30, 1996 an increase of 272%. The following table illustrates the changes in licensees and renewal rates for the fiscal years ended June 30, 1998 and 1997 in one market region, Northern California:

                                                  Fiscal Year Ended June 30,
                                                     1998            1997
                                                     ----            ----

         Licensees - beginning of period              745            319
         Adjustments (1)                              (20)            (4)
         Licensees up for renewal                     725            315
         Renewals                                     532            235
         Renewal Percentage                            73%            75%
         New licensees                                619            510
         Licensees - end of period                  1,188            745

             (1) Non passing renewals, out-of-period renewals and terminations.

The Company believes as a market region matures, and the Company has a larger base of licensees, fixed and indirect costs will decline as a percentage of revenues. The Company also believes that the opening of new markets will provide additional revenues to cover certain fixed selling, marketing, administration and overhead costs. With the establishment of the new Southern California region (Los Angeles area) in July 1998, the Company intends to monitor each region's operating results and their contribution to corporate administration and costs. Management believes that the Northern California market has achieved a licensee base sufficient to provide positive regional operating margins (prior to allocation of corporate administration and overhead) in future periods, although there can be no assurance thereof. Management also estimates that it could reduce costs to achieve break-even operations on the current level of new sales and the existing base of renewing licensees.

Future operations are impacted by changes in the cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins associated with first year licensees). Management intends, subject to financial resources, to continue to expand the business geographically requiring increased numbers of sales, marketing and support personnel, the exact number which is not currently estimable and is dependent on decisions regarding expansion. Rapid growth, due to the nature of the Company's operations, is expected to contribute to continued operating losses in the foreseeable future.

Effective January 1, 1997 the Company changed its business marketing focus to telephone sales from a field sales force. This has resulted in an increase in applicants for ratings and reduced unit sales costs. In December 1997 the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees. The Company expensed approximately $40,000 in startup costs for this change in the third quarter of fiscal 1998 related to setting up the in-house research call center and hiring and training employees. This change has reduced unit rating costs and management believes it has improved quality control over the research and rating process. However the change resulted in a delay in completing pending ratings during fiscal 1998 thereby reducing reported revenues. Management expects to complete any delayed ratings in the first six months of fiscal 1999.

Because of the changes, at June 30, 1998 the Company had 410 (349 new and 61 renewal) prospective licensees in the application and rating phase. At current new sales rates the normal number of pending prospective licensees would be approximately 345. Generally there is a 60 day period between the initial sign-up of an applicant and the execution of a license agreement for successful applicants. Based on management's experience, these 410 prospective licensees are expected to represent over $330,000 of revenues that should be recognized in the first quarter of fiscal 1999 (generally analogous to backlog).

Results of Operations
Revenues. Revenues consist of certification fees from new and renewal business licensees, rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings, and other ancillary revenues. The Company reported total revenues of $1,601,406 for the fiscal year ended June 30, 1998, a 52% increase over revenues of $1,054,530 for the prior fiscal year. During fiscal 1998 certification license fees accounted for 76% of revenue (also 76% for the prior year). The growth in revenues is the result of improved new sales velocity and the impact of a larger base of business member renewals. Revenues for the fourth fiscal quarter ended June 30, 1998 were $508,829 compared to $476,355 for the prior year comparable quarter or a 7% increase. Management believes this limited increase is the direct result of June 30, 1998 pending prospective licensees. The higher number of pending prospective licensees at June 30, 1998 over normal levels represents an estimated $60,000 of pending revenue expected to be realized in the first six months of fiscal 1999 rather than the fourth quarter of fiscal 1998 due to this timing difference. Management expects by the end of the second fiscal quarter of 1999 that the number of pending licensees will represent approximately 60 days or less of licensable sales.

Revenues can vary from quarter to quarter due to the impact of distributing the semi-annual Consumer ValueStar Report ("CVR") publication to consumers, seasonality, effectiveness of sales methods and promotions, levels of expenditures targeted at prospective licensees, the numbers of certification licensees up for renewal, renewal rates, pricing policies, timing of completion of research and ratings and other factors, some of which are beyond the control of management.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products and licensing materials. During December 1997, the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees and related facility and operating costs. This change has reduced rating costs on a per unit basis and as a percentage of revenues. Included in cost of revenues in the third fiscal quarter of 1998 were startup costs of approximately $40,000. Cost of revenues represented 36% of sales during the fiscal year ended June 30, 1998 (33% in the fourth quarter), a reduction from 50% for the fiscal year ended June 30, 1997 (45% for the fourth quarter). During the current year, the Company made changes to make ratings more efficient and more economical. The increased volume of revenues in the current year also reduces the percentage of revenues associated with certain fixed rating costs. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Sales Costs. Sales costs for the fiscal year ended June 30, 1998 were $902,320, or 56% of revenues, compared to $749,100, or 71% of revenues for the prior year. In the prior year, the Company relied on a direct sales force supported by direct mail to generate sales. In the current year, the Company had implemented the telephone sales approach, also supported by direct mail. This has resulted in reduced unit selling costs. Also in the current year approximately 37% of certification license fees came from renewals with limited sales costs, compared to approximately 12% of license fees coming from renewals in the prior year. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $746,639 during fiscal 1998 comparable to $739,455 incurred for fiscal 1997. Included in marketing and selling expenses in each year were printing and distribution costs of the Company's CVR publication targeted at consumers.
Printing and distribution costs of $232,000 in fiscal 1998 were comparable to the fiscal 1997 total of $233,000, however the company was able to print and distribute more copies with additional pages due to better pricing. During fiscal 1998 the Company expended $310,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $170,000 was employed in the prior year. During fiscal 1998 the Company expended $77,000 less on general marketing and staff costs and $65,000 less on communications staffing and production, electing to focus on paid advertising to build brand and consumer awareness. Generally the first and third fiscal quarters have increased costs because the CVR publication is printed and distributed during these quarters. Also, the Company generally expends less advertising in the second fiscal quarter due to higher media costs in this calendar fourth quarter.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of CVR and decisions regarding paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company supports a growing licensee base but anticipates these costs will decrease as an annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general management activities, including legal, accounting and other professional fees. They totaled $827,955 for the fiscal year ended June 30, 1998, compared to $523,854 for the comparable prior year, an increase of $304,101. The major increases include a $47,000 increase due to costs of increased personnel, a $22,000 increase in occupancy costs due to additional personnel and the startup of in-house research, a $32,000 increase in guarantees and allowance for bad debts due to increased volumes, a $90,000 increase in corporate costs (legal, accounting, filing, and consulting) due to the public trading of common shares of the Company and the incurrence of $112,000 of non-cash compensation expenses related to consulting and guarantees on financings during the 1998 fiscal year. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel, added facilities and related expenses and corporate costs as a publicly traded company.

To date, development expenses associated with the design, development and testing of the Company's programs and services have not been material and are included in sales and marketing or general and administrative expenses (if performed by executive management). In the future, as the Company develops new programs or services, it anticipates that it may segregate development expenses as an expense category.

The Company incurred interest expense in fiscal 1998 of $119,023, an increase of $110,023 from the prior year, resulting from the use of debt financing to fund operations. The $119,023 included $12,532 of non-cash interest resulting from the amortization of the discount attributable to the value assigned to warrants issued with debt.

Net Loss.  The  Company had a net loss of  $1,577,181  for the fiscal year ended
June 30, 1998, compared to a net loss of $1,497,812 for the fiscal year ended June 30, 1997. The Company anticipates it will continue to experience operating losses until it achieves a critical mass base of renewing licensees as it pursues aggressive growth in new licensees. As the Company is rapidly increasing its business volume (new and renewal) immediate future quarterly results will be greatly impacted by decisions regarding new markets and growth rates. Achievement of positive operating results will require obtaining a sufficient base of new licensees and renewal licensees to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources
Since the Company commenced operations, it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,629,721 for the fiscal year ended June 30, 1998, and $1,519,799 for the fiscal year ended June 30, 1997. At June 30, 1998 the Company had working capital of $168,396. For the fiscal year ended June 30, 1998 the negative cash flow from operating activities was due to the continued operating losses, heavy investment in new licensee growth and startup of the in-house research department. Included in working capital at June 30, 1998 is net accounts receivable of $361,369, representing approximately 82 days of revenues and an annualized turnover ratio of approximately 4.4 times. This compares favorably to approximately 102 days of revenues and turnover of approximately 3.6 times at June 30, 1997. The improved turnover and reduced accounts receivable level results from increased revenues and concentrated collection efforts. Management believes that 60 to 90 days sales in receivables is reasonable based on the nature of the Company's business and the terms it provides licensees. At June 30, 1998 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity, shareholder loans subsequently converted to common stock and debt financing. During fiscal year ended June 30, 1998 the Company obtained $250,000 from a bank line of credit, $1,000,000 in a 12% Note financing, $525,000 in 6% Convertible Subordinated Promissory Notes and $227,500 from common stock sales. The bank line of credit is guaranteed by certain officers, directors and a shareholder. Other than the credit line, there are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources.

Other than cash on hand of $398,604 at June 30, 1998 and net accounts receivable of $361,369, the Company has no material unused sources of liquidity at this time, and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in licensee growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

The Company has plans to expand into new markets and expects that it will require, in addition to refinancing or repaying the $250,000 bank line of credit, a minimum of $750,000 to finance planned expanded operations during the next twelve months. This estimate is based on anticipated renewal revenues, anticipated sales levels, licensee growth and expected operating costs. However actual results could differ significantly from management's plans, and therefore the Company may require substantially greater additional operating funds. In such an event, should additional funds not be available or planned operations not meet management's expectations, the Company may be required to curtail or scale back staffing, advertising and other marketing expenditures and general operations in more reliance on higher profitable renewals and limit new licensee growth. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

Tax Loss Carryforwards
As of June 30, 1998, the Company had approximately $4,839,300 of federal tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset of $1,452,000 arising primarily from tax loss carryforwards because, in the Company's assessment, it is more likely than not that the deferred tax asset will not be realized.

New Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130 "Reporting Comprehensive Income", SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information", SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of these statements will have no material impact on the Company's consolidated financial statements and the results of operations and financial position will be unaffected by their implementation.

Year 2000 Compliance
The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way.

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

Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company and those the Company does business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but the Company intends to develop such a plan in the near future.

Business Risks
This quarterly report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goal," "objective" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

         Absence of Profitable Operations and Possible  Insufficiency of Capital
         - The Company has incurred significant operating losses since inception. The Company incurred an operating loss of $1.5 million for the fiscal year ended June 30, 1997 and $1.5 million for the fiscal year ended June 30, 1998. The Company has had limited financial results upon which investors may base an assessment of its potential. Further, the Company's operating results have fluctuated in the past and are expected to fluctuate in the future due to a number of factors, many of which are outside the Company's control. There can be no assurance that profitable operations can be achieved, and additional capital will be required to maintain growth.

         Possible Inability to Continue as a Going Concern - The Company has suffered recurring losses from operations. This factor, in combination with (i) reliance upon debt and equity financing to fund losses from operations and cash flow deficits, (ii) material net losses and cash flow deficits from operations and (iii) the possibility that the Company may be unable to meet its debts as they come due, raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon achieving and maintaining profitable operations, cutting back on the rate of growth or obtaining additional capital, as to which no assurance can be given.

         Competition and Technological Change - The possibility exists that a business rating service and certification mark similar to or competitive with that of the Company will be developed. It is also possible that future competition will try to duplicate the Company's concept. The Company could face head-on competition from vastly larger and better financed companies with the means to launch a high-impact campaign locally or nationally. Technological changes in the manner of selecting service businesses and communicating information to consumers could also have a negative impact on the Company's business. As a provider of consumer information through the Internet and various media, the Company will be required to adapt to new and changing technologies. There can be no assurance that the Company's services will remain viable or competitive in the face of technological change.

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

         Reliance on Other Third Parties - The Company's operations depend on a number of third parties. The Company has limited control over these third parties and other than PRI, has no long-term relationships with them. The Company does not own a gateway onto the Internet, but instead relies on an Internet service provider to connect the Company's Web site to the Internet. Disruption, temporary or prolonged, of its Web site could have a material adverse effect on the Company's business. The Company is dependent on third parties for printing and distribution of its CVR report. Failure to maintain satisfactory relationships on acceptable commercial terms with such third parties could affect the timing and quality of the Company's services to customers and adversely affect its operating results.

         Developing Market; Uncertain Acceptance - Although the Company believes that the factors driving its business acceptance in the Northern California market are similar throughout the United States, there can be no assurance of widespread acceptance. As a new and evolving business format, demand and market acceptance are subject to a high level of uncertainty. The Company believes that the evolution of its business will depend in part on increasing brand recognition. Development and awareness of the Company's rating brand will depend on the co-branding efforts of the Company and its licensees and the success in maintaining its position as a leader in the rating of local service businesses.

         Managing a Growing and Changing Business - The Company continues to experience changes in its operations resulting from expansion of its business and other factors which has and may place demands on its administrative, operational and financial resources. The Company's future performance will depend in part on its ability to manage growth and to adapt its administrative, operational and financial control systems to the needs of an expanding entity. The failure of management to anticipate, respond to and manage changing business conditions could have a material adverse effect on the Company's business and results of operations. Future growth will also require additional management. There can be no assurance that the Company can attract appropriate personnel in the future to manage a growing and changing business.

         Reliance on and Protection of Trademarks and Intellectual Property - The Company regards its trademarks, copyrights, trade secrets and similar intellectual property as critical to its success and the Company relies on a combination of copyright and trademark laws, trade secret protection, confidentiality and contractual provisions with certain employees and third parties to establish and protect its proprietary rights. There can be no assurance that third parties will not infringe upon or misappropriate the Company's proprietary rights. Any misappropriation by competitors or unauthorized use by service businesses of the trademark ValueStar or the ValueStar Certified certification mark could have a material adverse impact on the Company's operations. A number of companies claim proprietary rights to certain aspects of Internet operations. Although the Company is not aware of any aspect of its operations that may infringe on the rights of other companies, there is no assurance such claims will not arise in the future. Although the Company has limited resources to protect its rights, the Company intends to take aggressive actions to protect its certification mark.

         Government Regulation and Legal Uncertainties - The Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, the liability for Internet content is an evolving area of litigation and regulation and the Company's operations may be impacted by such litigation and regulation in the future. The Company may also be subject to uninsured claims by consumers for actions of licensees or other claims incident to its business operations.

         Stock Trading Risks and Uncertainties - See Part II - Item 5 "Market for Common Equity and Related Stockholder Matters."

Item 7. Financial Statements

The consolidated financial statements of the Company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 27.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On July 25, 1997 the Company engaged Moss Adams LLP to serve as the Company's independent accountants to report on the fiscal year ended June 30, 1997. The firm of Mohler, Nixon & Williams, which had reported on the Company's financial statements for the fiscal years ended June 30, 1996 and 1995 was dismissed by the Company on July 25, 1997. The change of independent accountants for the 1997 fiscal year was initiated and made by the Board of Directors. The report of the former accountants for the prior two fiscal years did not contain an adverse opinion or disclaimer of opinion but included a modifying paragraph describing that the statements were prepared assuming a going concern. There were no disagreements on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure with the former accountants in connection with the audit of fiscal 1995 and 1996 nor through July 25, 1997. The Company did not consult the new firm on any application of accounting principles or the type of audit opinion that might be rendered.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers
The present directors and executive officers of the Company, their ages, positions held in the Company and duration as director, are as follows:

    Name              Age      Position and Offices               Director Since
  James Stein         40      Director, President and CEO              1992
  James A. Barnes     43      Director, Treasurer and Secretary        1995
  Jerry E. Polis      66      Director                                 1995
  Robert J. Muller    44      Chief Information Officer                n/a
  Michael J. Kelly    28      Controller                               n/a

The terms of all directors will expire at the next annual meeting of the Company's shareholders, or when their successors are elected and qualified. Directors are elected each year, and all directors serve one-year terms.
Officers serve at the pleasure of the Board of Directors. There are no arrangements or understandings between the Company and any other person pursuant to which he was or is to be selected as a director, executive officer or nominee therefor.

Biographical Information

James Stein has been a director and President and CEO of the Company since 1992 and was a director and executive officer of ValueStar, Inc. since its inception in September, 1991. Prior to commencing the ValueStar operations as a sole proprietorship in 1990, Mr. Stein served as President and CEO from 1983 to 1990 of Direct Language, Inc., a San Francisco based publisher of Asian and Hispanic Yellow Pages and El Mensajero, a Spanish-language weekly newspaper.

James A. Barnes was elected as a director in July 1995 and appointed Secretary/Treasurer. In March 1997 he resigned as Secretary but was re-appointed in August 1998. Since 1984 he has been President of Sunrise Capital, Inc., a wholly-owned venture capital and consulting firm. He previously practiced as a certified public accountant and management consultant with Ernst & Ernst (1976-1977), Touche Ross & Co. (1977-1980) and as a principal in J. McDonald & Co. Ltd., Phoenix, Arizona (1980-1984). He graduated from the University of Nebraska with a B.A. Degree in Business Administration in 1976. Mr. Barnes devotes only part-time services to the Company.

Jerry E. Polis was elected as a director in July 1995. Since 1963 he has been self-employed primarily in real estate investments, and since 1964 he has owned and operated Polis Realty. From 1968 to sale of his ownership in January, 1997, he was active as 50% owner of the Taco Bell franchises for the State of Nevada (operated under privately-owned Las Cal Corporation). In 1994 he co-founded Commercial Bank of Nevada (CBN), an unlisted publicly owned bank located in Las Vegas, Nevada which was sold through a merger in June 1998. He was a director of CBN from 1994 and Chairman from May, 1996 until its sale. Mr. Polis graduated from Penn State University with a B.A. Degree in Commerce in 1953.

Robert J. Muller was appointed Chief Information Officer in August 1998. From July 1995 to August 1998 he was founder and a partner in Poesys Associates, a San Francisco systems and software consultancy company. Also from September 1997 to August 1998 he served as Senior Software Engineer and Engineering Project Manager for Aurigin Systems Inc., an intellectual property management company. From July 1993 to July 1995 he served as Product Development Manager and Technical Documentation Manager for Blyth Software, Inc. Mr. Muller's prior experience includes positions as Engineering Manager for Symantec Corporation, Product Manager and Customer Service Representative for Oracle Corporation and Statistical Computing Consultant for the Massachusetts Institute of Technology. Mr. Muller has an A.B. in Political Science from the University of California, Berkeley (1976) and an S.M. in Political Science (1978) and a Ph.D. in Political Science (1983) from the Massachusetts Institute of Technology. He is also the author or co-author of seven books and other publications on Oracle and other database systems and project management.

Michael J. Kelly was appointed controller in August 1998. From October 1995 to August 1998 he was Operations Manager and Network Administrator for Silicon Valley Shelving, San Jose, California, a privately held distributor of material handling equipment and static control products. From October 1994 to October 1995 he was a sales representative for Innerspace Engineering of San Mateo, California and from June 1992 to October 1994 he was Operations Manager and Controller for James A. Old & Son of Hayward, California, both companies being distributors of material handling equipment. Mr. Kelly obtained a B.A. in Economics and a B.A. in Russian Studies from the University of Notre Dame in 1992.

Mr. Stein and Mr. Barnes serve as the Compensation Committee for the 1996 and 1997 Stock Plans, otherwise the Company does not have any standing audit, nominating or other compensation committees of the Board of Directors.

Advisory Board
In 1993 the Company established an advisory board to provide guidance to management on the Company's program for consumers and businesses. The current advisory board members have served since 1993. They are:

Commissioner Jessie Knight - is one of the five commissioners of the California Public Utilities Commission. He is responsible for setting policy and tariffs for utilities and telecommunications industries in California. His background includes positions as Vice President of the San Francisco Chamber of Commerce and Vice President of Marketing at the San Francisco Newspaper Agency (Chronicle and Examiner newspapers). He was formerly a Marketing Director at Dole Foods Co. He is experienced in marketing, finance and strategic planning.

L.M. Ashmore - is a Senior Vice President of the consulting firm Omega Performance. Ms. Ashmore was formerly Director, Corporate Service Quality for Charles Schwab, Co. and Director of Service Quality for Citibank CA. She has extensive experience in human resources, ethics, customer satisfaction, service quality and customer loyalty.

Jack McSorley - has extensive business experience in the broadcast industry. As a partner in BayCom Partners he has been active in the acquisition, finance and management of broadcast properties. He is experienced in marketing, media, finance and corporate issues.

Advisory board members are compensated in the form of stock options.

Compliance With Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a class of the Company's securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 1998, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC, except as follows: Mr. Polis filed in July 1998 a late Form 4 reporting one market purchase transaction effected in June 1998, and Mr. Barnes amended and filed in January 1998 a Form 4 previously filed in December 1997 to report two previously unreported purchase transactions from the Company effected in December 1997.

Item 10. Executive Compensation.

There is shown below information concerning the compensation of the Company's chief executive officer (a Named Officer) for the fiscal years ended June 30, 1998, 1997 and 1996. No other executive officer's salary and bonus exceeded
$100,000 during the fiscal year ended June 30, 1998.

                                              Summary Compensation Table
                                              --------------------------

                                                  Annual Compensation              Long Term Compensation
                                                  -------------------              -----------------------
Name and                           Fiscal                                 Other             Options         All Other
Principal Position                  Year       Salary         Bonus       Annual          (# of Shares)    Compensation
------------------------------------------------------------------------------------------------------------------------
James Stein, Chief Executive        1998      $90,000          -0-         -0-               50,000             -0-
Officer and President               1997      $90,000          -0-         -0-                  -0-             -0-
                                    1996      $90,000          -0-         -0-               15,000             -0-

Option Grants
Shown below is further information on grants of stock options to the Named Officer reflected in the Summary Compensation Table shown above for the fiscal year ended June 30, 1998.

             Option Grants Table for Fiscal Year Ended June 30, 1998
             -------------------------------------------------------

                                    Percent of Total
             Number of               Options Granted       Exercise  Expiration
 Name        Options Granted  to Employees in Fiscal Year   Price      Date
 ----        ---------------  ---------------------------   -----      ----

 James Stein     50,000                26.2%                 $1.00    3/3/2003


Aggregated Option Exercises and Fiscal Year-End Values
There were no options exercised by the Named Officer during the fiscal year ended June 30, 1998. The following table provides information on unexercised options at June 30, 1998:

                          Fiscal Year-End Option Values
                          -----------------------------
                   Number of Unexercised               Value of Unexercised
                     Options Held At                  In-The-Money Options At
                      June 30, 1998                      June 30, 1998 (1)
                      -------------                      -----------------
Name                   Exercisable                          Exercisable
                       -----------                          -----------
James Stein              315,000                              $66,406

        (1) At June 30, 1998 the last sale price was $0.65625 per share.

The Company does not have any stock appreciation rights plans in effect and has no long-term incentive plans, as those terms are defined in Securities and Exchange Commission regulations. During the fiscal year ended June 30, 1998, the Company did not adjust or amend the exercise price of stock options awarded to the Named Officer nor other persons, and the Company has no defined benefit or actuarial plans covering any person.


Compensation of Directors
The Company has no standard arrangements for direct or indirect remuneration to the directors in their capacity as directors other than the granting of stock options. No direct or indirect remuneration other than in the form of reimbursement of expenses of attending directors' meetings was paid to directors during the fiscal year ended June 30, 1998 other than the grant of a five year stock option on 50,000 common shares exercisable at $1.00 per share granted to each of the Company's three directors. It is anticipated that during the next twelve months the Company will not pay any direct or indirect remuneration to any directors of the Company in their capacity as directors other than in the form of reimbursement of expenses of attending directors' or committee meetings and the granting of stock options from time to time.

Employment Contract
Mr. Stein is employed and compensated through the Company's subsidiary pursuant to a contract with the Company. Effective July 1, 1998 the Company entered into a new employment agreement with Mr. Stein for a term of three years. The terms of the agreement include Mr. Stein serving as President and CEO and includes termination, confidentiality, indemnification and non-competition clauses customary in such agreements. The contract provides for compensation of $10,000 per month with bonuses and increases at the discretion of the Board of Directors. The Company may terminate the employment with or without good cause (as defined), but termination without good cause (other than disability or death) results in a severance payment equal to twelve months of the then monthly base salary and prorated earned bonus payable in one lump sum. Likewise upon a change in control, as defined in the agreement, Mr. Stein may elect to terminate employment and obtain a payment equal to the remaining months of the agreement multiplied by the base salary and any earned but unpaid bonus payable in one lump sum.

Stock Option and Compensation Plans
During 1992 the Company adopted and the shareholders approved the 1992 Incentive Stock Option Plan, as amended, for key employees, (the "1992 ISO Plan") and the 1992 Non-Statutory Stock Option Plan, as amended, for employees, directors and consultants (the "1992 NSO Plan"). Both plans expire on May 29, 2002. The
Company has reserved a maximum of 250,000 common shares to be issued upon the exercise of options granted under each plan (a maximum of a total of 500,000 common shares).

The Board of Directors adopted on January 19, 1996 the 1996 Stock Option Plan covering an aggregate of 400,000 shares of the Company's common stock. On March 20, 1997 the Board of Directors amended and restated the 1996 Stock Plan (the "1996 Stock Plan") to reduce the aggregate number of shares to 300,000. On March 20, 1997 the Board of Directors adopted the 1997 Stock Option Plan (the "1997 Stock Plan") covering an aggregate of 200,000 shares of the Company's common stock. The 1996 Stock Plan and the 1997 Stock Plan were approved by the shareholders on April 16, 1997 and have substantially the same terms and provisions except that the 1996 Stock Plan is available for non-qualified option grants only. On March 31, 1998 the Board of Directors increased the number of shares authorized for issue pursuant to the 1997 Stock Plan to an aggregate of 500,000 shares of common stock, subject to shareholder approval.

On March 14, 1997 the Company adopted the 1997 Employee Stock Compensation Plan providing for the issuance of up to 4,000 common shares to non-executive employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of August 31, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company within sixty days, except as noted.

               Name and Address              Amount & Nature
 Title           of Beneficial                of Beneficial           Percent
of Class            Owner                     Ownership (1)         of Class (1)
--------       ----------------               -------------         ------------
Common stock   James Stein                    1,619,276  (2)             17.9%
par value      1120A Ballena Blvd.
$.00025        Alameda, California 94501

SAME           James A. Barnes                1,267,198  (3)             14.3%
               9029 Opus Drive
               Las Vegas, Nevada 89117

SAME           Jerry E. Polis                   820,417  (4)              9.2%
               925 E. Desert Inn Road
               Las Vegas, Nevada 89109

SAME           Bryant I. Pickering              554,496  (5)              6.4%
               9012 Opus Drive
               Las Vegas, Nevada 89117

SAME           Robert M. Brennan              1,333,333  (6)             15.4%
               6446 Shearwater Ct.
               Avila Beach, California

SAME           Canusa Trading Ltd.              768,172  (7)              8.6%
               37 Reid Street
               Hamilton, Bermuda

               All directors & officers       3,706,891  (8)             39.1%
               as a group (5 persons)

         (1) Number of shares and percentage ownership include shares issuable pursuant to options and warrants held by the person in question within 60 days after August 31, 1998. Percentages are based on 8,682,496 shares outstanding as of August 31, 1998.
         (2) Includes 315,000 common shares issuable upon the exercise of outstanding stock options and 62,500 common shares issuable upon the exercise of a stock purchase warrant. Includes 3,000 common shares held by his wife and minor children.
         (3) Represents 363,510 shares held of record by Sunrise Capital, Inc. ("SCI"), 595,225 shares held of record by Tiffany Investments ("TI"), 97,629 shares held of record by Tiffany Investments Limited Partnership ("TILP"), 13,334 shares held of record by Sunrise Management, Inc. Profit Sharing Plan ("SMIPS"), 115,000 shares issuable upon the exercise of outstanding stock options and 82,500 common shares issuable upon the exercise of stock purchase warrants. Mr. Barnes is President and owner of SCI, General Partner of TI and TILP and Trustee of SMIPS and has investment and voting power over these shares.
         (4) Includes 366,667 shares held of record by the Jerry E. Polis Family Trust and 150,000 shares held by record by Davric Corporation over which Mr. Polis exercises voting and investment power. Also includes 100,000 shares issuable upon the exercise of outstanding stock options and 127,500 common shares issuable upon the exercise of a stock purchase warrant.
         (5) Includes 544,496 shares held by Odne Limited Partnership all such shares of which Dr. Pickering exercises voting and investment power.

         (6) As reported to the Company by Mr. Brennan who has represented to the Company that he has sole voting and investment power with respect to 1,263,333 shares and shares voting and investment power with his spouse with respect to 70,000 shares.
         (7) As reported to the Company by Canusa Trading Ltd. Includes 295,000 common shares issuable upon the exercise of stock purchase warrants.
         (8) Includes 2,904,391 shares issued and outstanding, 530,000 shares issuable upon exercise of stock options and 272,500 shares issuable upon the exercise of stock purchase warrants.

The Company is aware of no arrangements which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

During the last two fiscal years there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the common stock of the Company had or will have a direct or indirect material interest other than (i) compensation arrangements that are described in Item 10 above and
(ii) the transactions described below.

Certain of the Company's shareholders, including officers and directors, have from time to time, provided short-term interest bearing advances to the Company. At June 30, 1998, no such advances were outstanding. On December 9, 1997 the Company granted Stock Purchase Warrants to four persons for a bank guarantee of the Company's $250,000 credit line. The Stock Purchase Warrants are exercisable into an aggregate of 250,000 common shares at $1.25 per share until September 30, 2002 (62,500 shares to each individual). Among the four guarantors were officers/directors James Stein and James A. Barnes and director Jerry E. Polis. The Company believes it would have been unable to obtain the line of credit without the inducement of the personal guarantees by such officers and directors.

On March 31, 1998 the Company issued 91,250 shares for services in connection with the Company's debt financing valued at $88,398. A total of 76,250 of these shares were issued to Mr. Polis, a director, and 5,000 shares issued to Mr. Barnes, an officer and director.

In July 1998, in connection with a new three year employment agreement, the Company granted Mr. Stein options on 100,000 shares which become vested and exercisable after January 7, 1999 and then only upon the achievement of certain future common share prices commencing at $2.50 per share. In July 1998, directors Polis and Barnes were each granted similar options on 50,000 common shares, as directors.

In July 1998 the Company restructured the due date on $100,000 of 12% notes due September 30, 1998 and extended the date to March 31, 2001 and granted the two holders an aggregate of 50,000 non-detachable warrants to purchase common stock at $1.25 per share. One holder of a $50,000 note and 25,000 warrants is the spouse of Mr. Polis, a director of the Company.

In August 1998 the Company obtained an $85,000 five year term loan secured by certain equipment and software from a Company affiliated with Mr. Polis, a director. The Company believes the terms of the loan are comparable to those that could have been obtained from an independent party.

Certain conflicts of interest may arise between the Company and its directors due to the fact that they have other employment or business interests to which they devote attention, and they are expected to continue to do so. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its management or management-affiliated entities. There can be no assurance that members of management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them. The Company's Articles of Incorporation provide that directors have the right to contract with the Company if any financial interest is disclosed or the transaction is fair or reasonable to the Company.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by the Company as indicated below.

   Exhibit
   Number                       Description of Exhibit
   -------                      ----------------------

     3.1     Articles  of  Incorporation  of  the  Carson  Capital   Corporation
             (Colorado) as filed on January 28, 1987 and filed as Exhibit 2.1 to the Company's Registration Statement on Form 10-SB, as amended

     3.1.1 Amendment to Articles of Incorporation as filed on September 21, 1992 and filed as Exhibit 2.1.1 to the Company's Registration Statement on Form 10-SB, as amended

     3.1.2 Amendment to Articles of Incorporation as filed on April 24, 1997 and filed as Exhibit 2.1.2 to the Company's Registration Statement on Form 10-SB, as amended

     3.2 Bylaws of the Company filed as Exhibit 2.2 to the Company's Registration Statement on Form 10-SB, as amended

     4.1     Form of Certificate evidencing Common Stock of the Company filed as
             Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, as amended

     4.3* Form of 12% Promissory Note with Non-Detachable Stock Purchase Warrants Due March 31, 2001 as amended and restated (aggregate of $100,000 principal with two lenders) (individual agreements differ as to payee)

     4.4 Form of Stock Purchase Warrant dated April 30, 1997 granted to five persons exercisable into an aggregate of 150,000 common shares at $0.75 per share until April 30, 2002 (Individual warrants differ as to holder and number of shares) filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB, as amended

     4.5 Form of Stock Purchase Warrant dated June 30, 1997 granted to three investors exercisable into an aggregate of 200,000 common shares at $1.25 per share until June 30, 2002 filed as Exhibit 3.5 to the Company's Registration Statement on Form 10-SB, as amended

     4.6 Form of Stock Purchase Warrant dated October 27, 1997 granted to two investors exercisable into an aggregate of 50,000 common shares at $1.25 per share until September 30, 2002 (individual warrants are for 25,000 shares each and differ as to holder) filed as
             Exhibit 4.6 to the Company's Form 10-QSB for the quarter ended December 31, 1997.

     4.7 Form of Stock Purchase Warrant dated December 9, 1997 granted to four persons for bank guarantee exercisable into an aggregate of 250,000 common shares at $1.25 per share until September 30, 2002 (individual warrants are for 62,500 shares each and differ as to holder). Holders include officers/directors James Stein and James
             A. Barnes and director Jerry E. Polis. Filed as Exhibit 4.7 to the Company's Form 10-QSB for the quarter ended December 31, 1997.

     4.8 Form of Stock Purchase Warrant dated December 12, 1997 granted to three investors exercisable into an aggregate of 200,000 common shares at $1.25 per share until December 31, 2002 (individual warrants differ as to number and holder). Officer/director James A. Barnes is holder of a warrant on 20,000 of these shares. Filed as
             Exhibit 4.8 to the Company's Form 10-QSB for the quarter ended December 31, 1997

     4.9 Form of unsecured 12% Subordinated Promissory Notes due June 30, 2000 granted to investors (individual notes differ as to date, principal amount and holder). Filed as Exhibit 4.9 to the Company's Form 10-QSB for the quarter ended December 31, 1997.

     4.10 Form of Stock Purchase Warrant granted to 12% Subordinated Promissory Note holders (at the rate of warrants on 500 common shares for each $1,000 of notes) exercisable at $1.25 per common share until December 31, 2000 (each individual warrant differs as to number of shares, date and holder). Filed as Exhibit 4.10 to the Company's Form 10-QSB for the quarter ended December 31, 1997.

     4.11 Form of unsecured 6% Convertible Subordinated Promissory Notes due June 30, 2001 (individual notes aggregating $525,000 were granted to four investors and differ as to principal amount and holder). Filed as Exhibit 4.11 to the Company's Form 8-K dated May 21, 1998.

     4.12 Form of Stock Purchase Warrant granted to 6% Convertible Subordinated Promissory Note holders (on an aggregate of 262,500 common shares) exercisable at $1.25 per common share until April 30, 2003 (each individual warrant differs as to number of shares and holder). Filed as Exhibit 4.12 to the Company's Form 8-K dated May 21, 1998.


     4.13 Form of Stock Purchase Warrant granted to 6% Convertible Subordinated Promissory Note holders (on an aggregate of 262,500 common shares) exercisable at $2.00 per common share until April 30, 2003 (each individual warrant differs as to number of shares and holder). Filed as Exhibit 4.13 to the Company's Form 8-K dated May 21, 1998.

     4.14* Stock Purchase Warrant between the Company and Jackson Strategic, Inc. dated May 18, 1998 (for 50,000 shares exercisable at $1.75 per share)

     10.1 Research and Rating Agreement between the Public Research Institute of San Francisco State University and ValueStar, Inc. effective April 30, 1997 filed as Exhibit 6.1 to the Company's Registration Statement on Form 10-SB, as amended

     10.2(1) 1992  Incentive  Stock Option Plan, As Amended and filed as Exhibit
             6.2 to the Company's Registration Statement on Form 10-SB, as amended

     10.2.1  Standard  form of Incentive  Stock Option Plan  Agreement  filed as
             Exhibit 6.2.1 to the Company's Registration Statement on Form 10-SB, as amended

     10.3(1) 1992  Non-Statutory  Stock  Option  Plan,  As Amended  and filed as
             Exhibit 6.3 to the Company's Registration Statement on Form 10-SB, as amended

     10.3.1  Standard form of Non-Statutory Stock Option Plan Agreement filed as
             Exhibit 6.3.1 to the Company's Registration Statement on Form 10-SB, as amended

     10.4*(1)Employment Agreement between the Company and James Stein dated as of July 1, 1998

     10.6 Property Lease Agreement between Ballena Isle Marina and ValueStar, Inc. dated July 14, 1995 filed as Exhibit 6.6 to the Company's Registration Statement on Form 10-SB, as amended

     10.6.1* Amendments to Property Lease Agreement between Ballena Isle Marina and ValueStar, Inc. dated as of July 1 and August 1, 1998

     10.7(1) 1996 Stock  Option  Plan,  as  amended  and  restated  and filed as
             Exhibit 6.7 to the Company's Registration Statement on Form 10-SB, as amended

     10.7.1 Standard form of 1996 Stock Plan Agreement filed as Exhibit 6.7.1 to the Company's Registration

             Statement on Form 10-SB, as amended

     10.8(1) 1997  Stock  Option  Plan  filed as  Exhibit  6.8 to the  Company's
             Registration Statement on Form 10-SB, as amended

     10.8.1 Standard form of 1997 Stock Plan Agreement filed as Exhibit 6.8.1 to the Company's Registration Statement on Form 10-SB, as amended

     10.8.2*(1) First Amendment to 1997 Stock Option Plan dated March 31, 1998

     10.9(1) 1997 Employee Stock  Compensation  Plan filed as Exhibit 6.9 to the
             Company's Registration Statement on Form 10-SB, as amended

     10.10* Form of Non-Qualified Stock Option Agreement dated as of July 6, 1998 between the Company and three directors covering an aggregate of 200,000 shares (individual agreements vary as to number of shares and holder, Mr. Stein as to 100,000 shares and Mr. Polis and Mr. Barnes as to 50,000 shares each)

     10.11* Promissory Note between the Company and Davric Corporation dated August 14, 1998.


     16.1 Letter on Change in Accountant filed as Exhibit 16.1 to the Company's Registration Statement on Form 10-SB, as amended

     21.1*   Subsidiary of the Company

     27.1*   Financial Data Schedule

----------------------------
       *  Filed herewith.

      (1) Indicates management contract or compensatory plan.

(b) Reports on Form 8-K.

The Company filed one report on Form 8-K during the last fiscal quarter of the year ended June 30, 1998. The report dated May 21, 1998 reported an Item 5 event related to the placement of $525,000 of unsecured 6% Convertible Subordinated Promissory Notes due June 30, 2001.

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheet...........................................................F-2

     Statements of operations................................................F-3

     Statements of stockholders' deficit.....................................F-4

     Statements of cash flows................................................F-5

     Notes to financial statements...........................................F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Valuestar Corporation


We have audited the accompanying consolidated balance sheet of Valuestar Corporation, as of June 30, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the year ended June 30, 1998, present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its inability to generate sufficient cash flows from operations to meet its obligations, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ MOSS ADAMS LLP

Santa Rosa, California
August 20, 1998

                                                           VALUESTAR CORPORATION
                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 1998
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   398,604
     Receivables                                                        361,369
     Inventory                                                           24,396
     Prepaid expenses                                                     3,902
                                                                    -----------

          Total current assets                                          788,271

PROPERTY AND EQUIPMENT                                                   56,697

DEFERRED COSTS                                                          130,930
                                                                    -----------

          Total assets                                              $   975,898
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank line of credit                                            $   250,000
     Accounts payable                                                   197,410
     Accrued liabilities and other payables                             145,445
     Deferred revenues                                                   27,020
                                                                    -----------

          Total current liabilities                                     619,875
                                                                    -----------

LONG-TERM DEBT                                                        1,525,357
                                                                    -----------
STOCKHOLDERS' DEFICIT
     Common stock, $.00025 par value; 20,000,000 shares
          authorized, 8,682,496 shares issued and outstanding             2,171
     Additional paid-in capital                                       4,247,160
     Accumulated deficit                                             (5,418,665)
                                                                    -----------

          Total stockholders' deficit                                (1,169,334)
                                                                    -----------

          Total liabilities and stockholders' deficit               $   975,898
                                                                    ===========


The accompanying notes are an integral part of these financial statements
--------------------------------------------------------------------------------
                                                                             F-2

                                                           VALUESTAR CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Years Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------

                                                     1998             1997
                                                ------------     -------------

REVENUES                                        $  1,601,406     $  1,054,530
                                                ------------     -------------
OPERATING EXPENSES
     Cost of revenues                                580,041          532,133
     Selling                                         902,320          749,100
     Marketing and promotion                         746,639          739,455
     General and administrative                      827,955          523,854
                                                ------------     ------------

                                                   3,056,955        2,544,542
                                                ------------     -------------

LOSS FROM OPERATIONS                              (1,455,549)      (1,490,012)
                                                ------------     ------------
OTHER INCOME (EXPENSE)
     Interest expense                               (119,023)          (9,000)
     Miscellaneous                                    (2,609)           1,200
                                                ------------     ------------

                                                    (121,632)          (7,800)
                                                ------------     ------------

NET LOSS                                        $ (1,577,181)    $ (1,497,812)
                                                ============     ============

LOSS PER COMMON SHARE                           $      (0.19)    $      (0.20)
                                                ============     ============
WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                   8,500,228        7,330,831
                                                ============     ============


The accompanying notes are an integral part of these financial statements
--------------------------------------------------------------------------------
                                                                             F-3

                                                                                                           VALUESTAR CORPORATION
                                                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                              Years Ended June 30, 1998 and 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                         Common Stock            Additional
                                                   -----------------------        Paid-in         Accumulated
                                                      Shares       Amount         Capital           Deficit          Total
                                                   -----------    --------     ------------      -------------   ------------
Balance, June 30, 1996                               7,026,818    $  1,757     $  2,735,105      $ (2,343,672)   $    393,190


Sale of stock at $.75 per share                      1,000,000         250          749,750               --          750,000
Conversion of debt to stock
     at $.75 per share                                  43,195          11           32,385               --           32,396
Sale of stock at $.75 per share                         53,333          13           39,987               --           40,000
Stock issued to employees                                2,900           1            2,174               --            2,175
Sale of stock at $1.00 per share                       200,000          50          199,950               --          200,000
Net loss                                                   --          --               --         (1,497,812)     (1,497,812)
                                                   -----------    --------     ------------      ------------    ------------

Balance, June 30, 1997                               8,326,246       2,082        3,759,351        (3,841,484)        (80,051)


Sale of stock at $1,00 per unit, consisting
     of one share and one warrant                      220,000          55          219,945               --          220,000
Conversion of debt to stock at $1.00 per unit,
     consisting of one share and one warrant            30,000           7           29,993               --           30,000
Stock issued for services at $.96875 per share          91,250          23           88,375               --           88,398
Stock on option exercise at $.50 per share              15,000           4            7,496               --            7,500
Issuance of warrants for bank guarantee                    --          --            20,000               --           20,000
Issuance of warrants with debt                             --          --           118,000               --          118,000
Issuance of warrants for services                          --          --             4,000               --            4,000
Net loss                                                   --          --               --         (1,577,181)     (1,577,181)
                                                   -----------    --------     ------------      ------------    ------------

Balance, June 30, 1998                               8,682,496    $  2,171     $  4,247,160      $ (5,418,665)   $ (1,169,334)
                                                   ===========    ========     ============      ============    ============


The accompanying notes are an integral part of these financial statements
--------------------------------------------------------------------------------
                                                                             F-4

                                                                      VALUESTAR CORPORATION
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Years Ended June 30, 1998 and 1997
------------------------------------------------------------------------------------------
                                                                   1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
     Net Loss                                                   $(1,577,181)   $(1,497,812)
     Adjustments to reconcile net loss to net
          cash used by operating activities:
               Depereciation                                         11,125          9,885
               Change in allowance for doubtful accounts             45,000         23,207
               Warrants issued for services                          24,000           --
               Common stock issued for services                      88,398           --
               Amortization of bond discount                         12,532           --
          Changes in:
               Receivables                                         (110,827)      (218,829)
               Inventory                                              3,467        (12,533)
               Prepaid expenses                                       3,133         (3,927)
               Deferred costs                                         3,155        (64,923)
               Accounts payable                                    (175,816)       215,698
               Accrued liabilities and other payables                38,993         57,454
               Deferred revenues                                      4,300        (28,019)
                                                                -----------    -----------

                    Net cash used by operating activities        (1,629,721)    (1,519,799)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                            (18,400)       (12,960)
                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                    227,500        992,175
     Net borrowings under line of credit                            250,000           --
     Proceeds from debt                                           1,525,000        130,000
                                                                -----------    -----------
                    Net cash provided by financing activities     2,002,500      1,122,175
                                                                -----------    -----------
NET INCREASE (DECREASE) IN CASH                                     354,379       (410,584)

CASH, beginning of year                                              44,225        454,809
                                                                -----------    -----------

CASH, end of year                                               $   398,604    $    44,225
                                                                ===========    ===========
SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the year for:
          Interest                                              $    89,666    $     9,000
          Income taxes                                          $       800    $       800
     Non-cash investing and financing activities:
          Conversion of debt to equity                          $    30,000    $    32,396
          Issuance of warrants with debt                        $   118,000    $      --

-------------------------------------------------------------------------------------------
                                                                                   Page F-5

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of operations - The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 150 industries; licensing the certification mark to highly rated businesses; and selling ancillary materials and services. The Company's activities are currently concentrated within one industry segment in California.

Principles of consolidation - The consolidated financial statements include the accounts of Valuestar Corporation and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

Inventory - Inventory  consists of  promotional  materials for sale to ValueStar
Certified businesses, and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using the straight line method over estimated useful lives of five to seven years.

Income taxes - Income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Revenue recognition - The Company's revenues are primarily from annual certification and rating fees, and are recognized when all related services are provided to the customer. Rating services are primarily related to a survey of a business' customers and the delivery of a ratings report. Services associated with certification include an orientation on becoming a ValueStar Certified business and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

Concentration of credit risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of demand deposits in excess of FDIC limits and trade receivables. The Company's demand deposits are placed with major financial institutions. The risk associated with trade receivables is mitigated by the Company's ability to remove certification information from the customer's premises. For the periods presented, there were no customers that accounted for over 10% of revenues generated by the Company or of accounts receivable at June 30, 1998.

--------------------------------------------------------------------------------

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------


NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Loss per common share - The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants and convertible notes exercisable into 3,337,550 shares of common stock were outstanding as of June 30, 1998. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of the Company's short-term and long-term debt approximates fair value because interest rates available to the Company for issuance of similar debt with similar terms and maturities are approximately the same.

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"; SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.


--------------------------------------------------------------------------------

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------


NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of these statements will have no material impact on the Company's consolidated financial statements and the results of operations and financial position will be unaffected by their implementation.

Deferred costs - All direct costs related to marketing and advertising the ValueStar certification to businesses and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Reclassifications - Certain reclassifications have been made to the June 30, 1997, financial statements to conform to the current year's presentation.


NOTE  2 -     GOING CONCERN

The Company has experienced recurring losses from operations and the use of cash from operations. A substantial portion of the losses is attributable to marketing and promotion costs associated with increasing consumers' awareness of the meaning of ValueStar Certified; marketing to businesses the advantages of becoming ValueStar Certified; and discounting certain fees to encourage businesses to become ValueStar Certified.

It is management's plan to seek additional financing through private placements as well as other means. Management believes the additional capital it is seeking will be available in the future and will enable the Company to achieve sales growth and, ultimately, profitable operations.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash flows from future operations may not be sufficient to enable the Company to meet its obligations, and market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors, as well as the future availability or inadequacy of financing to meet future needs, could force the Company to reduce the emphasis on the growth in new certified businesses and place increased reliance on more profitable renewals. Such actions could have an adverse impact on the Company's operations.

NOTE  3 -     RECEIVABLES

        Trade receivables                                        $436,369
        Less allowance for doubtful accounts                       75,000
                                                                 --------

                                                                 $361,369
                                                                 ========


--------------------------------------------------------------------------------
                                                                             F-8

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------


NOTE  4 -     PROPERTY AND EQUIPMENT

        Computer equipment                                $40,979
        Fixtures and equipment                             21,162
        Office equipment                                   12,237
        Logo design                                         4,949
                                                          -------
                                                           79,327
        Less accumulated depreciation                      22,630
                                                          -------
                                                          $56,697
                                                          =======

NOTE  5 -     DEFERRED COSTS

Deferred costs consists of direct-response advertising programs consisting of telemarketing, printing and mailing costs. These direct costs are capitalized and amortized over a twelve month period. At June 30, 1998, $130,930 of direct-response advertising costs were capitalized and reported as an asset. Advertising and promotion costs charged to expense were $964,500 and $567,000 for the years ended June 30, 1998 and 1997, respectively.


NOTE  6 -     BANK LINE OF CREDIT

The Company has a $250,000 revolving bank line of credit, with interest at prime plus 2%. At June 30, 1998, the Company had no credit available under this line of credit. The bank's commitment under this agreement matures on November 25, 1998. The line of credit is guaranteed by certain officers, directors and shareholders of the Company who were granted an aggregate of 250,000 warrants for their guarantee. The Company calculated the fair value of the warrants at the date of issuance and expensed the guarantee cost.


NOTE  7 -     ACCRUED LIABILITIES AND OTHER PAYABLES

        Payroll and payroll taxes                            $ 83,301
        Accrued vacation costs                                 30,338
        Accrued interest                                       11,000
        Other                                                  20,806
                                                             --------
                                                             $145,445
                                                             ========


--------------------------------------------------------------------------------
                                                                             F-9

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------


NOTE  8 -     LONG-TERM DEBT

The principal amount of long-term debt outstanding at June 30, 1998, is as follows:

         12% Notes  Payable - Notes  payable with interest at 12%
         payable  monthly;  with all  principal  due on March 31,
         2001, or sooner at the Company's discretion; unsecured     $  100,000

         12%  Subordinated  Notes  Payable -  Subordinated  notes
         payable with interest at 12% payable  monthly;  with all
         principal  due  on  June  30,  2000,  or  sooner  at the
         Company's discretion; unsecured. Net of unamoritzed bond
         discount of $53,793                                           946,207

         6% Convertible Notes Payable - Subordinated  convertible
         notes  payable  with  interest  at 6% payable in kind on
         conversion   or  at  maturity  on  June  30,  2001;   no
         prepayment is allowed;  unsecured;  convertible at $1.00
         per common share.  Net of  unamortized  bond discount of
         $51,675.  Includes  accrued  interest  of $5,825  due at
         maturity                                                      479,150
                                                                    ----------
                                                                    $1,525,357
                                                                    ==========

The 12% Notes Payable were due on September 30, 1998, but subsequent to year end were restructured and restated with a new maturity date of March 31, 2001. In connection with the restructuring, the Company granted the noteholders an aggregate of 50,000 warrants (see Note 13). A total of $50,000 of the 12% Notes Payable is due to a person related to a Company director, and an aggregate of $80,000 of the 12% Subordinated Notes Payable is due to entities related to a Company director.

At June 30, 1998, the 6% Convertible Notes Payable and accrued interest thereon would have been convertible into 530,824 common shares.

Maturities of long-term debt for succeeding years are as follows:

                  Year Ending June 30,
                  --------------------

                        2000                               $1,000,000
                        2001                                  625,000
                                                          -----------

                                                           $1,625,000
                                                          ===========

In connection with the issuance of the 12% Notes Payable and the 6% Convertible Notes Payable, the Company granted the holders certain warrants to purchase common stock (see Note 11). The Company calculated the fair value of the warrants at the date of issuance and is amortizing this amount as interest expense over the life of the debt.


--------------------------------------------------------------------------------
                                                                            F-10

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------

NOTE  9 -     INCOME TAXES

The significant temporary differences between the carrying amounts and tax bases of existing assets and liabilities that give rise to deferred tax assets and liabilities include deferring the deduction of various reserves and deferring the deduction, for tax purposes, of various accrued but unpaid expenses.

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, based upon the Company's past performance, a complete valuation allowance is recorded against these deferred tax assets.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change", as defined by Section 382 of the Internal Revenue Code. There has not been a determination whether an ownership change has taken place, but net operating losses available to the Company for use in future years may be limited because a change in ownership could result from the issuance of additional stock.

The following table summarizes the components of net deferred tax assets:

                                                     1998                1997
                                                     ----                ----

Federal tax loss carryforward                     $1,156,000          $1,040,000
State tax loss carryforward                          215,000             187,000
Reserves and allowances                               48,000              39,000
Unamortized bond discount                             33,000                --
                                                  ----------          ----------

                                                   1,452,000           1,266,000
Less valuation allowance                           1,452,000           1,266,000
                                                  ----------          ----------

                                                        --                  --
                                                  ==========          ==========

The Company's federal and state net operating losses that are available for carryforward will expire as follows:

                  Date of Expiration          Federal                 California
                  ------------------          -------                 ----------
                        1999                $     --                  $  178,000
                        2000                      --                     736,000
                        2001                      --                     763,000
                        2002                      --                     761,400
                        2007                    98,900                      --
                        2008                   410,500                      --
                        2009                   365,700                      --
                        2010                   178,600                      --
                        2011                   736,900                      --
                        2012                 1,525,000                      --
                        2013                 1,523,700                      --
                                            ----------                ----------

                                            $4,839,300                $2,438,400
                                            ==========                ==========



--------------------------------------------------------------------------------
                                                                            F-11

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------

NOTE 10 -     PREFERRED STOCK

The Company has designated 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. There were no issued or outstanding shares of preferred stock at June 30, 1998.


NOTE 11 -     STOCK OPTIONS AND WARRANTS

In  1995,   the  FASB  issued  SFAS  No.  123,   "Accounting   for   Stock-based
Compensation". This standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages application of the fair value recognition provisions in the statement.

SFAS No. 123 does not rescind the existing accounting rules for employee stock-based compensation. Companies may continue following the rules to recognize and measure compensation as provided by Accounting Principles Board Opinion Number 25 (APB No. 25), but companies will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123. The Company continues to measure its employee stock-based compensation arrangements under the provisions of APB No. 25.

Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per common share would have been as follows:

                                                  1998                1997
                                                  ----                ----

      Loss for the year                       $(1,577,181)         $(1,497,812)
      Compensation expense                        (50,000)             (12,500)
                                              -----------          -----------
      Pro forma net loss                      $(1,627,181)         $(1,510,312)
                                              ===========          ===========

      Pro forma loss per common share         $     (0.19)         $     (0.21)
                                              ===========          ===========

The fair value of each option and warrant granted during 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 25% in 1998 and -0-% in 1997, (3) risk free interest rate of 7%, and (4) an expected life of the options of from 3 to 5 years. Options issued during 1998 and 1997 have an estimated weighted average fair value of $0.30 and $0.22, respectively.

In 1992 the Board of Directors approved the 1992 Incentive Stock Option Plan (ISO Plan) and the 1992 Non-Statutory Stock Option Plan (NSO Plan). Both plans expire in 2002. Each plan reserves 250,000 shares of common stock for incentive and nonstatutory stock options. Options under the ISO Plan and NSO Plan expire over a period not to exceed ten years from the date of grant.

In 1996 the stockholders approved the 1996 Stock Option Plan. The plan expires in 2006 and reserves 300,000 shares of common stock for nonqualified stock option. Options under the plan expire over a period not to exceed ten years from the date of grant.


--------------------------------------------------------------------------------

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------

NOTE 11 -     STOCK OPTIONS AND WARRANTS (Continued)

In 1997 the stockholders approved the 1997 Stock Option Plan. The plan expires in 2007 and reserves 200,000 shares of common stock for Incentive Stock Options. Options under the plan expire over a period not to exceed ten years from the date of grant. On March 31, 1998, the Board of Directors amended the 1997 Stock Option Plan increasing the number of shares issuable thereunder by 300,000 shares to an aggregate of 500,000 shares of common stock, subject to shareholder approval.

The following table summarizes common stock option activity:

                                                               Weighted Average
                                                Shares          Exercise Price
                                                ------          --------------

Balance July 1, 1996                           840,000             $   0.45
Granted                                         74,000             $   0.75
Canceled                                      (210,000)            $   0.50
Exercised                                         --                --
Expired                                           --                --

Balance June 30, 1997                          704,000             $   0.47
Granted                                        190,550             $   1.00
Canceled                                        (2,000)            $   1.00
Exercised                                      (15,000)            $   0.50
Expired                                           --                --

Balance June 30, 1998                          877,550             $   0.59
                                              ========             ========

Exercisable at June 30, 1998                   775,666             $   0.56
                                              ========             ========

The following  table  summarizes  the number of options  exercisable at June 30,
1998, and the weighted average exercise prices and remaining  contractual  lives of the options:
                                                                                            Weighted      Weighted average
                                                                                            average        exercise price
       Range of               Number               Number               Weighted           remaining         of options
       exercise           outstanding at       exerciseable at          average           contractual      exercisable at
        prices             June 30, 1998        June 30, 1998        exercise price           life          June 30, 1998
----------------------------------------------------------------------------------------------------------------------------
     $0.40-$0.50              615,000              591,665               $0.44                1.87              $0.44
        $0.75                  72,000               34,001               $0.75                2.31              $0.75
        $1.00                 190,550              150,000               $1.00                4.37              $1.00
                              -------              -------               -----                ----              -----

                              877,550              775,666               $0.59                2.45              $0.56
                              =======              =======               =====                ====              =====

The non-exercisable options vest over a period of up to three years.


--------------------------------------------------------------------------------

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------

NOTE 11 -     STOCK OPTIONS AND WARRANTS (Continued)

At June 30, 1998, the Company had the following stock purchase warrants outstanding, each exercisable into one common share:

                   Number            Exercise Price            Expiration Date
                   ------            --------------            ---------------

                    150,000               $0.75                April, 2002
                     10,000               $0.75                September, 1998
                    200,000               $1.25                June, 2002
                    300,000               $1.25                September, 2002
                    200,000               $1.25                December, 2002
                    500,000               $1.25                December, 2000
                    262,500               $1.25                April, 2003
                    262,500               $2.00                April, 2003
                     50,000               $1.75                May, 2003
                 ----------

                  1,935,000
                 ==========

An aggregate of 247,500 of the above warrants are held by officers and directors of the Company. Certain of the warrants are callable by the Company at stock prices ranging from $3.00 to $5.00 and subject to certain other prerequisites. Some warrants contain certain registration rights.


NOTE 12 -     COMMITMENTS AND CONTINGENCIES

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

The Company rents office space under a month-to-month operating lease. The monthly lease payments are currently $5,700. The Company is responsible for its pro-rata share of common area maintenance fees, which includes utilities, maintenance and insurance. Rent expense for the years ended June 30, 1998 and 1997, was $48,000 and $33,000, respectively.


--------------------------------------------------------------------------------

                                                           VALUESTAR CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Continued)

--------------------------------------------------------------------------------

NOTE 13 -     SUBSEQUENT EVENTS

In July 1998, the Company entered into a three year employment agreement with its President and Chief Executive Officer providing for a minimum salary, incentive compensation and severance benefits, among other items. In connection with this agreement, and to also provide compensation for the future services of the Company's directors, the Company granted an aggregate of 200,000 non-qualified stock options exercisable at $1.25 per share for a period of five years, vesting only on the achievement of certain future stock prices ranging from $2.50 per share to $7.50 per share.

In connection with restructuring of the 12% Notes Payable (see Note 8) in July 1998, the Company granted warrants on an aggregate of 50,000 shares at $1.25 per share until March 2001.

Subsequent  to  year  end,  the  Company   granted  options  on  67,800  shares,
exercisable at $1.00 per share, to employees pursuant to its stock option plans.

In August 1998, the Company obtained $85,000 of secured five year term debt financing for the purchase of certain software and equipment from a company affiliated with a director of the Company.


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALUESTAR CORPORATION



                              By:  /s/ JAMES STEIN
                                   ------------------------
                                   James Stein
                                   President and Chief Executive Officer

Date:  September 21, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Position                           Date
         ----                                        --------                           ----

/s/ JAMES STEIN                     President, Chief Executive Officer          September 21, 1998
    -----------                     and Director
    James Stein                     (principal executive officer)


/s/ MICHAEL J. KELLY                Controller                                  September 21, 1998
    ----------------                (principal accounting officer)
    Michael J. Kelly

/s/ JAMES A. BARNES                 Treasurer, Secretary and Director           September 21, 1998
    ---------------                 (principal financial officer)
    James A. Barnes

/s/ JERRY E. POLIS                  Director                                    September 21, 1998
    --------------
    Jerry E. Polis