Form 10QSB
period 1998-09-30
VALUESTAR CORP
filed 1998-11-12
CIK 895262

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

_X_      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1998.
                                            -------------------

                 Commission File Number 0-22619
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

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00001 par value                            8,682,496
-------------------------------                            ---------
           (Class)                             (Outstanding at October 31, 1998)

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited):

             Consolidated Balance Sheets as of September 30, 1998 and
             and June 30, 1998                                                3

             Consolidated Statements of Operations for the three
             months ended September 30, 1998 and 1997                         4

             Consolidated Statements of Cash Flows for the three
             months ended September 30, 1998 and 1997                         5

             Notes to Interim Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                15
     Item 2. Changes in Securities                                            15
     Item 3. Defaults upon Senior Securities                                  15
     Item 4. Submission of Matters to a Vote of Security Holders              15
     Item 5. Other Information                                                15
     Item 6. Exhibits and Reports on Form 8-K                                 15


SIGNATURES                                                                    16

                                          VALUESTAR CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)
                                                                             SEPTEMBER 30,        JUNE 30,
                                                                                 1998               1998
             ASSETS

CURRENT ASSETS
     Cash                                                                     $ 118,515          $ 398,604
     Receivables                                                                453,900            361,369
     Inventory                                                                   18,982             24,396
     Prepaid expenses                                                               --               3,902
                                                                      -------------------------------------

             Total current assets                                               591,397            788,271

PROPERTY AND EQUIPMENT                                                          151,050             56,697

DEFERRED COSTS                                                                   49,142            130,930
                                                                      -------------------------------------

             Total assets                                                     $ 791,589          $ 975,898
                                                                      =====================================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Bank line of credit                                                      $ 250,000          $ 250,000
     Accounts payable                                                           433,780            197,410
     Accrued liabilities and other payables                                     126,175            145,445
     Current portion of term note                                                 9,195               --
     Deferred revenues                                                           44,889             27,020
     Shareholder loans                                                          200,000               --
                                                                      -------------------------------------

             Total current liabilities                                        1,064,039            619,875
                                                                      -------------------------------------

LONG-TERM DEBT                                                                1,607,451          1,525,357
                                                                      -------------------------------------

STOCKHOLDERS' DEFICIT
     Common stock, $.00025 par value; 20,000,000 shares
         authorized, 8,682,496 shares issued and outstanding
         each period                                                              2,171              2,171
     Additional paid-in capital                                               4,257,160          4,247,160
     Accumulated deficit                                                     (6,139,232)        (5,418,665)
                                                                      -------------------------------------

             Total stockholders' deficit                                     (1,879,901)        (1,169,334)
                                                                      -------------------------------------

             Total liabilities and stockholders' deficit                      $ 791,589          $ 975,898
                                                                      =====================================

                   See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                                  1998                 1997
                                        -------------------  -------------------

REVENUES                                       $   605,660          $   524,216
                                        -------------------  -------------------

OPERATING EXPENSES
     Cost of revenues                              193,347              153,515
     Selling                                       382,220              176,572
     Marketing and promotion                       294,329              261,678
     General and administrative                    392,703              155,654
                                        -------------------  -------------------

                                                 1,262,599              747,419
                                        -------------------  -------------------

LOSS FROM OPERATIONS                              (656,939)            (223,203)
                                        -------------------  -------------------

OTHER INCOME (EXPENSE)
     Interest expense                              (59,559)              (5,229)
     Miscellaneous                                  (4,069)                   -
                                        -------------------  -------------------

                                                   (63,628)              (5,229)
                                        -------------------  -------------------

NET LOSS                                       $  (720,567)         $  (228,432)
                                        ===================  ===================

LOSS PER COMMON SHARE                          $     (0.08)         $     (0.03)
                                        ===================  ===================

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                 8,682,496            8,326,246
                                        ===================  ===================


      See accompanying notes to interim consolidated financial statements.

                                     VALUESTAR CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)
                                                                        Three Months Ended
                                                                           September 30,
                                                                      1998                1997
                                                                  -----------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $ (720,567)         $ (228,432)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation                                              8,652               2,249
             Amortization of bond discount                            17,249                --
         Changes in:
             Receivables                                             (92,531)            (30,229)
             Inventory                                                 5,414              10,706
             Prepaid expenses                                          3,902               7,035
             Deferred costs                                           81,788             (23,466)
             Accounts payable                                        236,370             (31,612)
             Accrued liabilities and other payables                  (19,270)            (21,431)
             Deferred revenues                                        17,869              (8,495)
                                                                  -----------         ------------

                 Net cash used by operating activities              (461,124)           (323,675)
                                                                  -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                            (103,005)             (2,988)
                                                                  -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                        --                50,000
     Net borrowings under line of credit                                --               250,000
     Proceeds from debt                                              285,000                --
     Payments on debt                                                   (960)               --
                                                                  -----------         ------------

                 Net cash provided by financing activities           284,040             300,000
                                                                  -----------         ------------

NET INCREASE (DECREASE) IN CASH                                     (280,089)            (26,663)

CASH, beginning of year                                              398,604              44,225
                                                                  -----------         ------------

CASH, end of year                                                 $  118,515          $   17,562
                                                                  ===========         ===========

SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                 $   42,310          $    5,229
         Income taxes                                             $     --            $     --
     Non-cash investing and financing activities:
         None

      See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

1. OPERATIONS
The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 150 industries; licensing the certification mark to highly rated businesses; and selling ancillary materials and services. The Company's activities are currently concentrated within one industry segment in California. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" to consumers through various media including its Internet Web site (www.valuestar.com) and the Consumer ValueStar Report ("CVR"), a bi-annual publication.

The Company's revenues are primarily from certification and rating fees, and are recognized when all related services are provided to the customer. Rating services include a research survey of prior customers and the delivery of a research report. Services associated with certification include an orientation on becoming a ValueStar Certified business and the delivery of certification materials and manuals. Businesses must reapply for certification each year.
Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered.

Costs  incurred  in  printing  and   distributing  the  Company's  CVR  consumer
publication published in January and July, and any related revenues are recognized upon publication.

2. STATEMENT PRESENTATION
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1998.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month periods are not necessarily indicative of the results that may be expected for the year.

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

Based on an ongoing evaluation of the expected period of future benefits from the direct-response advertising, the period of amortization has been reduced from twelve months to sixty days. Revenues associated with the direct-response advertising costs, which are primarily certification fees from businesses new to ValueStar, are being recognized approximately sixty days after the telemarketing costs are incurred. This change in estimate of the amortization period resulted in a one-time, non-cash increase in selling expenses of $81,788 in the first fiscal quarter ended September 30, 1998.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

5. LINE OF CREDIT
The Company has a $250,000 revolving bank line of credit, with interest at prime plus 2%. Subsequent to September 30, 1998 the line of credit was transferred to a new bank and increased to an aggregate of $350,000. The bank's commitment under this agreement matures in December, 1999. The line of credit is guaranteed by the three directors of the Company.

6. SHAREHOLDER LOANS
Two shareholders advanced $200,000 at September 30, 1998 pursuant to 12% demand notes. An additional $45,000 was advanced subsequent to September 30, 1998. The Company is negotiating to convert this financing to some form of long-term debt or equity financing.

7. LONG-TERM DEBT
Long-term debt at September 30, 1998, consists of the following:

         12% Notes  Payable - $100,000  of Notes  payable  with  interest at 12%
         payable monthly; with all principal due on March 31, 2001, or sooner at the Company's discretion;  unsecured;  net of unamortized bond discount
         of $10,000                                                                             $  90,000

         12% Subordinated  Notes Payable - $1,000,000  principal of subordinated notes payable with interest at 12% payable monthly;  with all principal due on June 30, 2000, or sooner at the Company's discretion; unsecured.
         Net of unamortized bond discount of $47,069                                              952,931

         6%  Convertible  Notes  Payable - $525,000  principal  of  subordinated convertible  notes  payable  with  interest  at 6%  payable  in kind on conversion  or at maturity on June 30, 2001;  no prepayment is allowed;
         unsecured;  convertible  at $1.00 per common share.  Net of unamortized bond discount of $49,025.  Includes  accrued interest of $13,700 due at
         maturity                                                                                 489,675

         15% Term  Equipment  Note - $85,000  of  principal,  payable in monthly installments  of principal and interest of $2,022 to maturity in August
         2003; secured by equipment and software                                                    84,040
                                                                                                ----------
                                                                                                $1,616,646

         Less current potion                                                                         9,195
                                                                                                ----------

                                                                                                $1,607,451
                                                                                                ==========

At September 30, 1998, the 6% Convertible Notes and accrued interest thereon would have been convertible into 538,700 common shares.

8. STOCKHOLDERS' DEFICIT
There were no issuances of common stock during the three months ended September 30, 1998. The Company issued 50,000 warrants in connection with refinancing of the $100,000 of 12% Notes Payable. The Company calculated the fair value of the warrants at issuance and is amortizing this amount as interest expense over the life of the debt.

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 500,000 shares of common stock for the 1997 Stock Option Plan. The
Company has also issued 200,000 shares outside of the option plans. The following table summarizes option activity for the period ended September 30, 1998:

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


8. STOCKHOLDERS' DEFICIT (Continued)

                                                  Weighted Average    Weighted
                                        Shares     Exercise Price   Average Life
                                        ------     --------------   ------------
Outstanding July 1, 1998                877,550        $0.59            2.45
Granted                                 267,800        $1.19
Canceled                                (65,967)       $0.70
Exercised                                  --
Expired                                    --
Outstanding September 30, 1998        1,079,383        $0.73            2.91
                                      =========        =====            ====
Exercisable at September 30, 1998       766,666        $0.56
                                      =========        =====

On March 14, 1997 the Company adopted the 1997 Employee Stock Compensation Plan providing for the issuance of up to 4,000 common shares to non-executive employees. At September 30, 1998 an aggregate of 2,900 common shares had been granted pursuant to this plan.

At September 30, 1998 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

                  Number            Exercise Price            Expiration Date
                  ------            --------------            ---------------
                   150,000               $0.75                April, 2002
                   200,000               $1.25                June, 2002
                   300,000               $1.25                September, 2002
                   200,000               $1.25                December, 2002
                   500,000               $1.25                December, 2000
                   262,500               $1.25                April, 2003
                   262,500               $2.00                April, 2003
                    50,000               $1.75                May, 2003
                    50,000               $1.25                March, 2001
                 ---------
                 1,975,000
                 =========

Subsequent to September 30, 1998 the Company granted warrants on 200,000 common shares at $0.75 per share.

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.

9. INCOME TAXES
At September 30, 1998 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $4,800,000 which expire through 2013 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998

10. NET LOSS PER SHARE
The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants and convertible notes exercisable into 3,593,083 of common stock were outstanding at September 30, 1998. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

11. RECENT ACCOUNTING PRONOUNCEMENTS
Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of September 30, 1998 and for the three month periods ended September 30, 1998 and 1997. Total comprehensive income did not differ from the Company's net loss for the three months ended September 30, 1998 or 1997.

The Company has also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Quarterly disclosures are not required in this first year of adoption. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

12. YEAR 2000 COMPLIANCE
The Company, like most owners of computer software, will be required to modify significant potions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. Since the Company mainly uses third party "off-the-shelf" software, it does not anticipate a problem in resolving the year 2000 problem in a timely manner. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1998.

Overview
ValueStar Corporation is a consumer research and rating company that has designed a new rating system and certification mark, ValueStar Certified(R), for service businesses. ValueStar's rating system is designed to enable consumers to determine quickly and easily those local service businesses that have attained the highest level of customer satisfaction.

The Company's revenues are generated primarily from research and rating fees paid by new and renewal businesses, certification fees from highly rated businesses and from the sale of information products and services. An important aspect of the Company's business model is the recurring nature of revenues from businesses renewing their certification.

Certification fees, ranging from $995 to approximately $2,000 depending on business size, are recognized when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the certification agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue, ranging up to $570, is deferred until the research report is delivered. Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered. The Company from time to time provides discounts, incentives from basic pricing and payment terms on fees. Cancellations by certified businesses are nominal, less than 2%.

The Company expenses research and rating costs as incurred. Costs incurred in printing and distributing the Company's Consumer ValueStar Report ("CVR") publication for consumers, currently published in January and July, and any related revenues are recognized upon publication. Accordingly, the revenues and costs in the Company's first and third fiscal quarters are impacted by the costs and revenues from the CVR publication.

Effective  July 1,  1994,  with the  adoption  by the  Company of  Statement  of
Position No. 93-7 (SOP 93-7), Reporting on Advertising Costs, certain direct-response advertising costs are deferred and amortized over the expected period of future benefits. These costs, which relate directly to targeted new business solicitations, primarily include targeted direct-response advertising programs consisting of direct telemarketing costs. No indirect costs are included in deferred advertising costs. Costs incurred for other than specific targeted customers, including general marketing and promotion expenses, are expensed as incurred.

Prior to July 1, 1998 the Company was amortizing deferred costs on a straight-line basis over twelve months. Based on an ongoing evaluation of the expected period of future benefits from the direct-response advertising, the period of amortization has been reduced from twelve months to sixty days. Revenues associated with the direct-response advertising costs, which are primarily certification fees from businesses new to ValueStar, are being recognized approximately sixty days after the telemarketing costs are incurred. This change in estimate of the amortization period resulted in a one-time, non-cash increase in selling expenses of $81,788 in the first fiscal quarter ended September 30, 1998.

Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at September 30, 1998 had an accumulated deficit of $6,139,232. There can be no assurance of future profitability.

Effect of Growth in Certified Businesses and Renewals
The Company's business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. Also a growing and larger base of certified businesses reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar

Report to consumers, maintaining the VALUESTAR.COM Internet site and providing other services. The marginal fixed costs associated with more certified businesses is minimal compared to these base printing, distribution and maintenance costs.

Since a considerable portion of the Company's operations are engaged towards the solicitation of new service and professional business applicants in order to expand the base of certified businesses, the Company incurs substantial costs towards this activity. Currently the Company is only deferring direct telephone sales costs and amortizing them at the time of certification, an average of approximately 60 days. Other costs are expensed as occurred.

At September 30, 1998 the Company had approximately 1,250 certified businesses.

The Company believes as a market region matures, and the Company has a larger base of certified businesses, fixed and indirect costs will decline as a percentage of revenues. The Company also believes that the opening of new market regions will provide additional revenues to cover certain fixed selling, marketing, administration and overhead costs. Management believes that the more established Northern California market has achieved a base of certificate holders sufficient to provide positive regional operating margins (prior to allocation of corporate administration and overhead) in future periods, although there can be no assurance thereof. Management also estimates that it could substantially reduce operating costs to achieve break-even operations on reduced levels of new sales and by maintaining the existing base of renewing businesses. However, any such dramatic cutbacks would curtail growth and the ability to expand regionally in the future.

Future operations are impacted by changes in the cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins in the first year). Management intends, subject to financial resources, to continue to expand the business geographically requiring increased numbers of sales, marketing and support personnel, the exact number which is not currently estimable and is dependent on decisions regarding expansion. Rapid growth, due to the nature of the Company's operations, is expected to contribute to continued operating losses in the foreseeable future.

During the first quarter of the current year, the Company expanded personnel, computer systems and overhead to support the expansion into Southern California and to prepare for future regional expansion, subject to financing. The number of personnel has grown to 49 full-time and 22 part-time persons at September 30, 1998. During the first quarter the Company added four new executive positions in anticipation of continued growth and regional expansion. The Company also incurred marketing, selling and administrative costs in connection with the Southern California region startup contributing to the loss in the first quarter.

At September 30, 1998 the Company had 550 (490 new and 60 renewal) business customers in the application and rating phase compared to 410 (349 new and 61 renewal) at June 30, 1998. Management has been installing new hardware, software and systems to more automate the research and rating process. The installation of new systems in the first quarter resulted in some delays in processing applicants. Based on management's experience, the business customers in the rating phase are expected to represent over $450,000 of revenues that should be recognized in the second quarter of fiscal 1999 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in the CVR and on the Web site, and other ancillary revenues. The Company reported total revenues of $605,660 for the three months ended September 30, 1998, a 16% increase over revenues of $524,216 for the first quarter of the prior year and a 19% increase over the immediately preceding quarter (fourth quarter of fiscal 1998). The first quarter of fiscal 1998 revenues of $524,216 was the highest revenue quarter of the prior year due to timing of new sales and renewals.

The growth in revenues is the result of improved new sales velocity and the impact of a larger base of renewals. During the first quarter certification fees accounted for 79% of revenue (75% for the prior year's comparable quarter). Renewing businesses represented 58% of certification fees in the current year's first quarter compared to only 32% in the prior year's first quarter. Management expects renewing businesses to grow in dollar amount, however the percentage contribution attributable to renewals will vary depending in part on the volume of new businesses being certified in any particular period.

The Company reported approximately $94,000 of revenue from premium listings in the CVR publication in July, an increase of $49,000 from the $45,000 reported in July, 1997. The increase results from improved marketing efforts focused on expanding ancillary revenues.

Revenues can vary from quarter to quarter due to the impact of distributing the semi-annual CVR publication to consumers, seasonality, effectiveness of sales methods and promotions, levels of expenditures targeted at prospective businesses, the numbers of certificate holders up for renewal, renewal rates, pricing policies, timing of completion of research and ratings and other factors, some of which are beyond the control of management.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products and certification materials. During December 1997, the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees and related facility and operating costs. This change has reduced rating costs on a per unit basis and as a percentage of revenues. Cost of revenues represented 32% of revenues during the first fiscal quarter ended September 30, 1998 comparable to the prior year's first quarter which was lower than the average of the prior 1998 fiscal year of 36% due to the record first quarter fiscal 1998 revenues. Management focuses efforts on automating systems and procedures to make ratings more efficient and economical. Increased volume of revenues reduces the percentage of revenues associated with certain fixed rating costs. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Sales costs for the first quarter of fiscal 1999 were $382,220, or 63% of revenues, compared to $176,572, or 34% of revenues for the prior year's first quarter. The prior year's first quarter was less than the average of 56% for fiscal 1998 due primarily to the record revenues for the quarter. The current year's first quarter included an $81,788 one-time, non-cash expense resulting from the change in estimate for deferred costs described above. Also in the first quarter the Company initiated sales activities in a new market region, Southern California, incurring an estimated $57,000 of non-deferred sales costs consisting of $27,000 of outside sales personnel related costs and $30,000 of lead generation costs. In the first quarter of fiscal 1999 the Company reported only nominal revenues from the Southern California region due to the approximately 60 day lag from selling activities to initial revenues. Other than direct targeted telemarketing costs, the Company expenses sales costs as incurred. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, timing and costs of opening new market regions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $294,329 or 49% of revenues during the first quarter of fiscal 1999 comparable to $261,678 or 50% of revenues incurred for the comparable quarter of fiscal 1997. Included in marketing and selling expenses in each period were printing and distribution costs of the Company's CVR publication targeted at consumers. Printing and distribution costs of $107,000 in fiscal 1999's first quarter were comparable to fiscal 1998's first quarter total of $102,000, however the company was able to print and distribute more copies with additional pages due to better pricing. During the first quarter of fiscal 1999 the Company expended $98,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $65,000 was employed in the prior year's first quarter. In the first quarter of fiscal 1999 the Company expended $54,000 on promotions for certified businesses compared to $30,000 for the prior comparable quarter with the increase due to increased numbers of certified businesses. Generally the first and third fiscal quarters have increased costs because the CVR publication is printed and distributed as a service to consumers during these quarters. Also, the Company generally expends less advertising in the second fiscal quarter due to higher media costs in the calendar fourth quarter.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of the CVR publication and decisions regarding paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company supports a growing base of certificate holders and expands to new regions but anticipates these costs will decrease as an annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $392,703 for the first fiscal quarter ended September 30, 1998, compared to $155,654 for the comparable quarter of the prior year, an increase of $237,049. The major increases include a $60,000 increase due to the increased number of executive and management personnel added in anticipation of continued regional expansion; a $61,000 increase in occupancy and telephone costs due to additional personnel and expanded operations; a $35,000 increase in accounts receivable debt expense versus the prior comparable quarter; an $18,000 increase in depreciation and other costs due to additional equipment and increased activity; a $23,000 increase in corporate costs (legal, accounting, filing, public relations and consulting) due to increased audit and legal costs as a public company, and; a $10,000 increase in travel and entertainment due to expanded operations. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased executive personnel added in anticipation of continued growth, increased general computer, operating, occupancy and corporate costs as a publicly traded company.

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

The Company incurred interest expense in the first fiscal 1999 quarter of $59,559 which included $17,249 of non-cash interest from amortization of bond discount. Interest for the prior comparable quarter was $5,299. The increase resulted from the significant additions of debt to finance growth and the related losses incurred by the Company.

Net Loss.  The Company had a net loss of $720,567  for the first  quarter  ended
September 30, 1998, compared to a net loss of $228,432 for the comparable quarter ended September 30, 1997. The increased loss is attributable to (a) the increased selling costs resulting from the change in amortization estimate and expansion of sales personnel to the Southern California market, and (b) the increased general and administrative costs associated with additional executive management and support for expanded market regions. The Company anticipates it will continue to experience operating losses until it achieves a critical mass base of renewing certificate holders as it pursues aggressive growth. As the Company is increasing its business volume (new and renewal certifications) immediate future quarterly results will be greatly impacted by decisions regarding new markets and growth rates. Achievement of positive operating results will require obtaining a sufficient base of new and renewal business certifications to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources
Since the Company commenced operations, it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $461,124 for the three months ended September 30, 1998 and $1,629,721 for the fiscal year ended June 30, 1998. At September 30, 1998 the Company had a working capital deficit of $472,642. For the three months ended September 30, 1998 the negative cash flow from operating activities was due to the continued operating losses, expansion to the Southern California region, addition of new executive management and investment in business growth. Included in the working capital deficit at September 30, 1998 is net accounts receivable of $453,900, representing approximately 68 days of revenues and an annualized turnover ratio of approximately 5.3 times. This compares favorably to approximately 82 days of revenues and turnover of approximately 4.4 times at June 30, 1998. The improved turnover and reduced accounts receivable level results primarily from increased revenues. Management believes that 60 to 90 days revenues in receivables is reasonable based on the nature of the Company's business and the terms it provides certifying companies. At September 30, 1998 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity and debt financing. During fiscal year ended June 30, 1998 the Company obtained $250,000 from a bank line of credit, $1,000,000 in a 12% Note financing, $525,000 in 6% Convertible Subordinated Promissory Notes and $227,500 from common stock sales. During the first quarter ended September 30, 1998 shareholders advanced $200,000 to the Company. The bank line of credit is guaranteed by certain officers, directors and a shareholder. Other than the credit line which was fully utilized at September 30, 1998, there are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources. In the past shareholders, including from time to time directors, have advanced funds and at times converted funds to debt or equity financing on terms of new forms of financing. There can be no assurance that such shareholders or directors will provide any future financing to the Company.

Other than cash on hand of $118,515 at September 30, 1998 and net accounts receivable of $453,900, the Company has no material unused sources of liquidity at this time, and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. Subsequent to September 30, 1998 the bank line of credit was increased to $350,000 and shareholders advanced an additional $45,000 of financing.

The Company expects that it will require a minimum of $750,000 to finance operations during the next twelve months. This estimate is based on a base level of operations, anticipated renewal revenues, anticipated sales levels, growth and budgeted operating costs. The Company has plans to continue to expand into new market regions and would require and is seeking additional financing for such expansion. The Company's actual results could differ significantly from management's plans, and therefore the Company may require substantially greater additional operating funds. In such an event, should the required and/or additional funds not be available or planned operations not meet management's expectations, the Company may be required to significantly curtail or scale back staffing, advertising and other marketing expenditures and general operations in more reliance on higher profitable renewals and limit new growth. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include exercise of outstanding warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

New Accounting Pronouncements and Issues
The Financial Accounting Standards Board has issued a number of new pronouncements as discussed in the footnotes to the Company's interim financial statements (see page 9, Note 11). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

On September 28, 1998, the SEC issued a press release and stated the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure;" for all publicly-traded companies. Until such time as the SEC staff issues such interpretative guidelines, it is unclear what, if any, impact such interpretative guidance will have on the Company's current accounting practices. The Company's practices have been consistently applied since its initial filing and review by the SEC in 1997. However, the potential changes in accounting practice being considered by the SEC staff, if applied to certifications in a manner different than currently recognized by the Company, could have a material impact on the manner in which the Company recognizes revenue. Any such changes would have no effect on reported cash flow or the economic value of the Company's certifications.

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

Tax Loss Carryforwards
As of June 30, 1998, the Company had approximately $4.8 million of federal tax loss carryforwards. A valuation allowance has been recorded for the net deferred tax asset arising primarily from such tax loss carryforwards because, in the Company's assessment, it is more likely than not that the deferred tax asset will not be realized.

Forward-Looking Statements and Business Risks
This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

Readers are cautioned to consider the specific business risk factors described in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1998 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities and Use of Proceeds
         (a) None
         (b) None
         (c) The following is a description of equity securities sold by the Company during the first fiscal quarter ended September 30, 1998 that were not registered under the Securities Act:
                  During July 1998 the Company issued as an inducement to extend the due date on $100,000 of debt to two persons aggregate warrants to purchase 50,000 shares of its Common Stock at $1.25 per share until March 2001. The securities were issued by the Company without an underwriter to two qualified investors (one the spouse of a director). The issuance was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the warrants and underlying shares and based on representations of the purchasers. An appropriate legend was placed on the warrants.
         (d) None

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

                                 VALUESTAR CORPORATION


Date: November 12, 1998      By: /s/JAMES A. BARNES
                                 -------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)