Form 10QSB
period 1998-12-31
VALUESTAR CORP
filed 1999-02-09
CIK 895262

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1998
                                             -----------------
                         Commission File Number 0-22619
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

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                           9,182,496
-------------------------------                           ---------
             (Class)                           (Outstanding at February 5, 1999)

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                                 Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of December 31, 1998 and
                  June 30, 1998                                                     3

                  Consolidated Statements of Operations for the three and six
                  months ended December 31, 1998 and 1997                           4

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 1998 and 1997                           5

                  Notes to Interim Consolidated Financial Statements                6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                 15
         Item 2. Changes in Securities                                             15

         Item 3. Defaults upon Senior Securities                                   16
         Item 4. Submission of Matters to a Vote of Security Holders               16
         Item 5. Other Information                                                 16
         Item 6. Exhibits and Reports on Form 8-K                                  16



SIGNATURES                                                                         16

                             VALUESTAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                                      DECEMBER 31,         JUNE 30,
                                                                         1998               1998
             ASSETS
CURRENT ASSETS
     Cash                                                            $   94,675         $  398,604
     Receivables                                                        336,121            361,369
     Inventory                                                           14,900             24,396
     Prepaid expenses                                                        --              3,902
                                                                     ------------------------------

             Total current assets                                       445,696            788,271

PROPERTY AND EQUIPMENT - net                                            146,371             56,697

DEFERRED COSTS                                                           56,951            130,930
                                                                     ------------------------------

             Total assets                                            $  649,018         $  975,898
                                                                     ==============================

             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Bank line of credit                                             $  350,000         $  250,000
     Accounts payable                                                   433,832            197,410
     Accrued liabilities and other payables                             176,604            145,445
     Current portion of term note                                         6,244                 --
     Deferred revenues                                                   29,906             27,020
     Shareholder loans                                                  300,000                 --
                                                                     ------------------------------

             Total current liabilities                                1,296,586            619,875
                                                                     ------------------------------

LONG-TERM DEBT                                                        1,626,518          1,525,357
                                                                     ------------------------------

STOCKHOLDERS' DEFICIT
     Common stock, $.00025 par value; 20,000,000 shares
         authorized, 8,982,496 and 8,682,496 shares
         issued and outstanding, respectively                             2,246              2,171
     Additional paid-in capital                                       4,617,085          4,247,160
     Accumulated deficit                                             (6,893,417)        (5,418,665)
                                                                     ------------------------------

             Total stockholders' deficit                             (2,274,086)        (1,169,334)
                                                                     ------------------------------

             Total liabilities and stockholders' deficit             $  649,018         $  975,898
                                                                     ==============================

         See accompanying notes to interim consolidated financial statements.

                                                    VALUESTAR CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                                                Three Months Ended                 Six Months Ended
                                                                   December 31,                      December 31,
                                                              1998             1997             1998              1997
                                                        -----------------  --------------  ---------------    --------------
REVENUES                                                      $ 470,608        $ 267,477      $ 1,076,268       $   791,693
                                                        -----------------  --------------  ---------------    --------------

OPERATING EXPENSES
     Cost of revenues                                            257,257         100,743          450,604           254,258
     Selling                                                     327,723         193,949          709,943           370,521
     Marketing and promotion                                     134,583          33,438          428,912           295,116
     General and administrative                                  427,391         163,116          820,094           318,770
                                                        -----------------  --------------  ---------------    --------------

                                                               1,146,954         491,246        2,409,553         1,238,665
                                                        -----------------  --------------  ---------------    --------------

LOSS FROM OPERATIONS                                            (676,346)       (223,769)      (1,333,285)         (446,972)
                                                        -----------------  --------------  ---------------    --------------

OTHER INCOME (EXPENSE)
     Interest expense                                            (76,509)         (9,968)        (136,068)          (15,197)
     Miscellaneous                                                (1,330)             --           (5,399)               --
                                                        -----------------  --------------  ---------------    --------------

                                                                 (77,839)         (9,968)        (141,467)          (15,197)
                                                        -----------------  --------------  ---------------    --------------

NET LOSS                                                      $ (754,185)      $(233,737)    $ (1,474,752)      $  (462,169)
                                                        =================  ==============  ===============    ==============

LOSS PER COMMON SHARE                                         $    (0.09)      $   (0.03)    $      (0.17)      $     (0.06)
                                                        =================  ==============  ===============    ==============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                               8,689,018       8,404,888        8,685,756         8,365,567
                                                        =================  ==============  ===============    ==============

           See accompanying notes to interim consolidated financial statements.

                                      VALUESTAR CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                                                    Six Months Ended
                                                                      December 31,
                                                                1998                1997
                                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $ (1,474,752)         $ (462,169)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation                                            21,278               5,198
             Amortization of bond discount                           36,316                  --
             Warrants issued for services                            60,000              20,000
         Changes in:
             Receivables                                             25,248               4,731
             Inventory                                                9,496              20,663
             Prepaid expenses                                         3,902               7,035
             Deferred costs                                          73,979             (19,689)
             Accounts payable                                       236,422            (123,486)
             Accrued liabilities and other payables                  31,159             (49,073)
             Deferred revenues                                        2,886                 480
                                                          ------------------  ------------------

                 Net cash used by operating activities             (974,066)           (596,310)
                                                          ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                           (110,952)             (2,988)
                                                          ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                    300,000             227,500
     Net borrowings under line of credit                            100,000             250,000
     Proceeds from debt                                             385,000             250,000
     Payments on debt                                                (3,911)                 --
                                                          --------------------------------------

                 Net cash provided by financing activities          781,089             727,500
                                                          ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                    (303,929)            128,202

CASH, beginning of period                                           398,604              44,225
                                                          ------------------  ------------------

CASH, end of period                                            $     94,675          $  172,427
                                                          ==================  ==================

SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                              $     84,002          $   15,197
         Income taxes                                          $         --          $       --
     Non-cash investing and financing activities:
         Notes converted to stock                                                    $   30,000
         Warrants issued for bank guarantee                                          $   20,000

             See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company's activities are currently concentrated within one industry segment in California. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" to consumers through various media including its Internet Web site (www.valuestar.com) and the Consumer ValueStar Report ("CVR"), a bi-annual publication.

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

Based on an ongoing evaluation of the expected period of future benefits from the direct-response advertising, the period of amortization has been reduced from twelve months to sixty days. Revenues associated with the direct-response advertising costs, which are primarily certification fees from businesses new to ValueStar, are being recognized approximately sixty days after the direct-response telemarketing costs are incurred. This change in estimate of the amortization period resulted in a one-time, non-cash increase in selling expenses of $81,788 in the first fiscal quarter ended September 30, 1998.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998

5. LINE OF CREDIT

The Company has a $350,000 revolving bank line of credit, with interest at prime plus 2%. The bank's commitment under this agreement matures in December 1999. The three directors of the Company guarantee the line of credit.

6. SHAREHOLDER LOAN

The Company is obligated pursuant to a 15% unsecured subordinated note to a company related to a shareholder/director in the amount of $300,000 due June 30, 1999.

7. LONG-TERM DEBT
Long-term debt at December 31, 1998, consists of the following:
         12% Notes  Payable - $100,000  of Notes  payable  with  interest at 12%
         payable monthly; with all principal due on March 31, 2001, or sooner at the Company's discretion;  unsecured;  net of unamortized bond discount
         of $8,182                                                                              $  91,818

         12% Subordinated  Notes Payable - $1,000,000  principal of subordinated notes payable with interest at 12% payable monthly;  with all principal due on June 30, 2000, or sooner at the Company's discretion; unsecured.
         Net of unamortized bond discount of $40,345                                               959,655

         6%  Convertible  Notes  Payable - $525,000  principal  of  subordinated convertible  notes  payable  with  interest  at 6%  payable  in kind on conversion  or at maturity on June 30, 2001;  no prepayment is allowed;
         unsecured;  convertible  at $1.00 per common share.  Net of unamortized bond discount of $46,375.  Includes  accrued interest of $21,575 due at
         maturity                                                                                  500,200

         15% Term  Equipment  Note - $85,000  of  principal,  payable in monthly installments  of principal and interest of $2,022 to maturity in August
         2003; secured by equipment and software                                                    81,089
                                                                                               -----------
                                                                                                $1,632,762
         Less current potion                                                                         6,244
                                                                                               -----------
                                                                                                $1,626,518
                                                                                               ===========

At December 31, 1998, the 6% Convertible Notes and accrued interest thereon would have been convertible into 546,575 common shares.

8. STOCKHOLDERS' DEFICIT

The following table summarizes equity  transactions  during the six months ended
December 31, 1998:
                                                            Shares            Par Value    Paid in Capital       Total $
                                                            ------            ---------    ---------------       -------
Balance June 30, 1998                                       8,682,496           $2,171        $4,247,160     $4,249,331
  Private placement at $1.00 per unit, consisting of
    one share and one warrant                                 300,000               75           299,925        300,000
  Value assigned to 50,000 warrants granted for
    note refinancing                                               --               --            10,000         10,000
  Value assigned to 200,000 warrants issued for services           --               --            60,000         60,000
                                                            ---------           ------        ----------     ----------
Balance December 31, 1998                                   8,982,496           $2,246        $4,617,085     $4,619,331
                                                            =========           ======        ==========     ==========

In January 1999 the Company sold an additional 200,000 units at $1.00 per unit, each unit consisting of one share and one warrant exercisable into an additional share at $1.00 per share until December 31, 2003.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998

8. STOCKHOLDERS' DEFICIT (Continued)

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO
Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option
Plan and 500,000  shares of common  stock for the 1997 Stock  Option  Plan.  The
Company has also issued  options on 200,000  shares outside of the option plans.
The following table summarizes option activity for the period ended December 31,
1998:
                                                                          Weighted Average        Weighted
                                                     Shares               Exercise Price         Average Life
                                                   ---------               --------------         ------------
Outstanding July 1, 1998                             877,550                  $0.59                   2.45
Granted                                              341,600                  $1.15
Canceled                                            (107,050)                 $0.71
Exercised                                              --
Expired                                                --
Outstanding December 31, 1998                      1,112,100                  $0.75                   2.85
                                                   =========                  =====                   ====
Exercisable at December 31, 1998                     753,800                  $0.56
                                                   =========                  =====

At December 31, 1998 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

           Number            Exercise Price             Expiration Date
           ------            --------------             ---------------
            150,000               $0.75                April, 2002
            200,000               $1.25                June, 2002
            300,000               $1.25                September, 2002
            200,000               $1.25                December, 2002
            500,000               $1.25                December, 2000
            262,500               $1.25                April, 2003
            262,500               $2.00                April, 2003
             50,000               $1.75                May, 2003
             50,000               $1.25                March, 2001
            200,000               $0.75                October, 2003
            300,000               $1.00                December, 2003
          ---------
          2,475,000
          =========
Subsequent to December 31, 1998 the Company issued warrants on 200,000 common shares at $1.00 per share in connection with the sale of the units described above.

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.

9. INCOME TAXES

At December 31, 1998 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $4,800,000 which expire through 2013 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1998
10. NET LOSS PER SHARE

The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Previously the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants and convertible notes exercisable into 4,133,675 of common stock were outstanding at December 31, 1998. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

11. RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of December 31, 1998 and for the six month periods ended December 31, 1998 and 1997. Total comprehensive income did not differ from the Company's net loss for the six months ended December 31, 1998 or 1997.

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

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" and SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 132 standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on change in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows.

SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No.
132 and SFAS No. 133 will have no material effect on its financial statements.

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

Overview

ValueStar Corporation is a consumer research and rating company that has designed a new rating system and certification mark, ValueStar Certified(R), for service businesses. ValueStar's rating system is designed to enable consumers to quickly determine those local service businesses that have attained the highest level of customer satisfaction. ValueStar's ratings are provided on the Internet at ValueStar.com, in print in the Consumer ValueStar Report and through service business promotions and customer interactions.

ValueStar is expanding regionally after establishing a centralized base of operations in Northern California. In July 1998 ValueStar commenced operations in Southern California and in early February commenced sales activities in the greater Chicago market.

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

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at December 31, 1998 had an accumulated deficit of $6,893,417. There can be no assurance of future profitability.

Effect of Growth in Certified Businesses and Renewals

The Company's business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. Also a growing and larger base of certified businesses reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar Report to consumers, maintaining the VALUESTAR.COM Internet site and providing other services. The marginal fixed costs associated with servicing more certified businesses is minimal compared to these base printing, distribution and maintenance costs.

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

At December 31, 1998 the Company had approximately 1,320 certified businesses.

The Company believes as a market region matures, and the Company has a larger base of certified businesses, fixed and indirect costs will decline as a percentage of revenues. The Company also believes that the opening of new market regions will provide additional revenues to cover certain base fixed selling, marketing, administration and overhead costs. Management believes that the more established Northern California market has achieved a base of certificate holders sufficient to provide positive regional operating margins (prior to allocation of corporate administration and overhead). Management also estimates that it could substantially reduce operating costs to achieve break-even operations on reduced levels of new sales and by maintaining the existing base of renewing businesses. However, any such dramatic cutbacks would curtail growth and the ability to expand regionally in the future.

Future operations are impacted by changes in cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins in the first year). Management intends, subject to financial resources, to continue to expand the business geographically requiring increased numbers of sales, marketing and support personnel, the exact number which is not currently estimable and is dependent on decisions regarding expansion. Rapid growth, due to the nature of the Company's operations, is expected to contribute to continued operating losses in the foreseeable future.

During the first two quarters of the current year, the Company expanded personnel, computer systems and overhead to support expansion into Southern California and to prepare for future regional expansion, subject to financing. This increased operating losses. The number of personnel has grown to 59 full-time and 26 part-time persons at December 31, 1998. During the first quarter the Company added four new executive positions to support growth and regional expansion. The Company also incurred marketing, selling and administrative costs in connection with the Southern California region startup contributing to the larger operating losses.

At December 31, 1998 the Company had 405 (353 new and 52 renewal) business customers in the application and rating phase compared to 410 (349 new and 61 renewal) at June 30, 1998. The total at December 31, 1998 represents approximately 70 days sales. Management has installed new hardware, software and systems to more automate the research and rating process. Based on management's experience, the business customers in the rating phase are expected to represent approximately $300,000 of revenues that should be recognized in the third quarter of fiscal 1999 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in the CVR and on the Web site, and other ancillary revenues. The Company reported total revenues of $1,076,268 for the six months ended December 31, 1998, a 36% increase over revenues of $791,693 for the first six months of the prior year. Revenues for the second quarter were $470,608, a 76% increase over the second quarter of the prior fiscal year. The first quarter of fiscal 1998 revenues of $524,216 was the highest revenue quarter of the prior year due to timing of new sales and renewals. This accounts for the difference in the second quarter percentage increase compared to the increase for the six month period.

The growth in revenues is the result of the expansion to Southern California in the current year, improved new sales velocity and the impact of a larger base of renewals. During the first six months of fiscal 1999 certification fees accounted for 74% of revenue (75% for the prior year's comparable six months). Although renewing business revenue grew in dollar amount, they represented 56% of certification fees in the current year's first six months compared to 63% in the prior comparable period. This percentage reduction is due to increased new business revenue resulting from the emphasis on new sales and territorial expansion. Management expects renewing businesses to continue to grow in dollar amount, however the percentage contribution attributable to renewals will vary depending in part on the volume of new businesses being certified in any particular period.

The Company reported approximately $94,000 of revenue from premium listings in the CVR publication in July, an increase of $49,000 from the $45,000 reported in July 1997. The increase results from improved marketing efforts focused on expanding ancillary revenues.

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

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products and certification materials. During December 1997, the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees and related facility and operating costs. This change has reduced rating costs on a per unit basis and as a percentage of revenues. Cost of revenues represented 42% of revenues during the first six months ended December 31, 1998 (54% in the second quarter) compared to 32% for the prior year's first six months (38% for the second quarter). The increase in the current year results from the addition of rating management personnel in preparation for market expansion and increased staffing employed to catch up on rating backlog and to prepare for market expansion and increased volumes. Management is focusing efforts on automating systems and procedures to make ratings more efficient and economical at increased volumes that are expected to reduce the percentage of revenues associated with certain fixed rating costs. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Sales costs for the first six months of fiscal 1999 were $709,943, or 66% of revenues, compared to $370,521, or 47% of revenues for the prior year's first six months. Second quarter selling costs were 69% of revenues comparable to the 72% for the prior year's second quarter. The current year's first quarter included an $81,788 one-time, non-cash expense resulting from the change in estimate for deferred costs described above. Also in the first quarter the Company initiated sales activities in a new market region, Southern California, incurring an estimated $57,000 of non-deferred sales costs consisting of $27,000 of outside sales personnel related costs and $30,000 of lead generation costs. In the first quarter of fiscal 1999 the Company reported only nominal revenues from the Southern California region due to the approximately 60 day lag from selling activities to initial revenues. Other than direct targeted telemarketing costs, the Company expenses sales costs as incurred. The Company added management personnel in the current period for both the Southern California expansion and to prepare for additional expansion. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, timing and costs of opening new market regions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $428,912 or 40% of revenues during the first six months of fiscal 1999 comparable to $295,116 or 37% of revenues incurred for the first six months of fiscal 1998. Marketing and promotion expenses represented 29% of revenues in the second quarter compared to 13% in the prior years second quarter when the Company employed only nominal media. Included in marketing and selling expenses in first quarter of each period were printing and distribution costs of the Company's CVR publication targeted at consumers. Printing and distribution costs of $107,000 in fiscal 1999's first quarter were comparable to fiscal 1998's first quarter total of $102,000, however the company was able to print and distribute more copies with additional pages due to better pricing. During the first six months of fiscal 1999 the Company expended $150,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $65,000 was employed in the prior year's first six months. In the first six months of fiscal 1999 the Company expended $100,000 on promotions for consumers compared to $32,000 for the prior comparable period with the increase due to an increased number of promotions in the period. Generally the first and third fiscal quarters have increased marketing and promotions costs because the CVR publication is printed and distributed as a service to consumers during these quarters. Also, the Company generally expends less advertising in the second fiscal quarter due to higher media costs in the calendar fourth quarter.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of the CVR publication and decisions regarding paid advertising, public relations and market and brand awareness efforts. The Company anticipates continuing to make significant expenditures in marketing and promotion efforts as the Company expands to new regions but anticipates these costs will decrease as an annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $820,094 for the six months ended December 31, 1998, compared to $318,770 for the comparable period of the prior year, an increase of $501,324. The major increases include a $140,000 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with regional expansion; a $120,000 increase in occupancy and telephone costs due to additional personnel and expanded operations; a $40,000 increase in bad debt and guarantee provisions versus the prior comparable period; a $16,000 increase in depreciation due to additional equipment; a $110,000 increase in corporate costs (legal, accounting, filing, public relations and consulting) due to increased audit and legal costs as a public company which includes $60,000 of non-cash expense in the second quarter attributable to the issuance of warrants for services, and; a $15,000 increase in travel and entertainment due to expanded operations. General and administrative costs increased to $427,391 during the second quarter compared to $163,116 for the prior year's second quarter. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased executive personnel added in anticipation of continued growth, increased general computer, operating, occupancy and corporate costs as a publicly traded company.

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

The Company incurred interest expense in the first six months of fiscal 1999 of $136,068 that included $52,066 of non-cash interest from amortization of bond discount and accrued paid-in-kind interest. Interest for the prior comparable six-month period was $15,197. The increase resulted from the significant additions of debt to finance growth and the related losses incurred by the Company.

Net Loss. The Company had a net loss of $1,474,752 for the six months ended December 31, 1998, compared to a net loss of $462,169 for the comparable six months ended December 31, 1997. The increased loss is attributable primarily to
(a) the increased selling costs resulting from the change in amortization estimate and expansion of sales personnel to the Southern California market and
(b) the increased general and administrative costs associated with additional executive management and support for expanded market regions. The Company anticipates that it will continue to experience operating losses until it achieves a critical mass base of renewing certificate holders as it pursues aggressive growth. As the Company is increasing its business volume (new and renewal certifications) immediate future quarterly results will be greatly impacted by decisions regarding new markets and growth rates. Achievement of positive operating results will require obtaining a sufficient base of new and renewal business certifications to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources

Since the Company commenced operations, it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $974,066 for the six months ended December 31, 1998 and $1,629,721 for the fiscal year ended June 30, 1998. At December 31, 1998 the Company had a working capital deficit of $850,890. For the six months ended December 31, 1998 the negative cash flow from operating activities was due to the continued operating losses, expansion to the Southern California region, addition of new executive management and investment in business growth. Included in the working capital deficit at December 31, 1998 is net accounts receivable of $336,121, representing approximately 57 days of revenues and an annualized turnover ratio of approximately 6.4 times. This compares favorably to approximately 82 days of revenues and turnover of approximately 4.4 times at June 30, 1998. The improved turnover and reduced accounts receivable level results primarily from increased revenues and more diligent collection efforts. Management believes that 60 to 90 days revenues in receivables is reasonable based on the nature of the Company's business and the terms it provides certifying companies. At December 31, 1998 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity and debt financing. During the six months ended December 31, 1998 the Company obtained an additional $100,000 from a bank line of credit, $385,000 in note and debt financing and $300,000 from common stock sales. The three directors of the Company guarantee the bank line of credit. Other than the credit line that was fully utilized at December 31, 1998, there are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources. In the past shareholders, including from time to time directors, have advanced funds and at times converted funds to debt or equity financing on terms of new forms of financing. There can be no assurance that such shareholders or directors will continue to provide any future financing to the Company. The Company is negotiating on new financing to fund operations and further expand operations to new market regions. There can be no assurance any such financing can be obtained or the terms thereof.

Other than cash on hand of $94,675 at December 31, 1998 and net accounts receivable of $336,121, the Company has no material unused sources of liquidity at this time, and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. Subsequent to December 31, 1998 the Company obtained an additional $200,000 from common stock sales.

The Company expects that it will require a minimum of $1,000,000 to finance operations during the next twelve months. This estimate is based on a base level of operations, anticipated renewal revenues, anticipated sales levels in current markets, and budgeted operating costs. The Company has plans to continue to expand into new market regions and would require and is seeking additional financing for such expansion. The Company's actual results could differ significantly from management's plans, and therefore the Company may require substantially greater additional operating funds. In such an event, should the required and/or additional funds not be available or planned operations not meet management's expectations, the Company may be required to significantly curtail or scale back staffing, advertising and other marketing expenditures and general operations in more reliance on higher profitable renewals and limit new growth. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds
         (a) None
         (b) None
         (c) The following is a description of equity securities sold by the Company during the second fiscal quarter ended December 31, 1998 that were not registered under the Securities Act:

         (1) During October 1998 the Company issued to one firm for services warrants exercisable into 200,000 common shares at $0.75 per share until October 20, 2003. No underwriter was utilized in the offering. The Company expensed $60,000 as the value assigned to the warrants. The issuance and sale of the warrants was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the shares and based on representations of the purchasers. An appropriate legend was placed on the shares and warrants.

         (2) During December 1998 the Company sold 300,000 shares of its Common Stock at $1.00 per share in cash and warrants to purchase 300,000 common shares at $1.00 per share until December 31, 2003. The

                Company without an underwriter sold the securities to two qualified investors (already shareholders). These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the shares and warrants.

         (d) None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's fiscal 1998 Annual Meeting of Stockholders held on December 29, 1998 the following members, constituting all of the members, were elected to the Board of Directors: James Stein, James A. Barnes and Jerry Polis.

The  following  proposals  were  approved  at the  Company's  Annual  Meeting of
Stockholders:
         1. Election of Directors:

                                    Affirmative Votes         Negative Votes        Votes Withheld
                                    -----------------         --------------        --------------
         James Stein                    4,473,406                 -0-                    1,575
         James A. Barnes                4,473,406                 -0-                    1,575
         Jerry E. Polis                 4,473,406                 -0-                    1,575

         2.  Authorization  to approve an amendment to the Company's  1997 Stock
         Option  Plan to increase  the number of shares  reserved  for  issuance thereunder by 300,000 to an aggregate of 500,000 shares.
                                   Affirmative Votes         Negative Votes         Votes Withheld
                                   -----------------         --------------         --------------
                                        4,396,806             28,075                    50,100

         3.  Authorization  to  ratify  the  selection  of  Moss  Adams  LLP  as independent  auditors  for the  Company for fiscal year ending June 30,
         1999.
                                   Affirmative Votes         Negative Votes         Votes Withheld
                                   -----------------         --------------         --------------
                                        4,471,306              3,075                       600

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits:

                   4.16 Form of Stock Purchase Warrant granted in December 1998 and January 1999 to seven investors exercisable into an aggregate of 500,000 common shares at $1.00 per share until December 31, 2003 (individual warrants differ as to number, date and holder).
                           Officer/director James A. Barnes is the indirect holder of a warrant on 25,000 of these shares.

                  10.12    Promissory   Note  between  the  Company  and  Davric
                           Corporation dated November 15, 1998.

                  27       Financial Data Schedule

         (b) Reports on Form 8-K:
                  None
                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VALUESTAR CORPORATION

Date: February 9, 1999              By:    /s/JAMES A. BARNES
                                          -------------------
 James A. Barnes
                                           Secretary and Treasurer
                                           (Principal Financial Officer and duly
                                           authorized to sign on behalf
                                           of the Registrant)