Form 10QSB
period 1999-03-31
VALUESTAR CORP
filed 1999-05-13
CIK 895262

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

                    For quarterly period ended March 31, 1999

                         Commission File Number 0-22619

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

                                 (510) 814-7070
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                               9,347,496
-------------------------------                               ---------
           (Class)                                 (Outstanding at May 10, 1999)

Transitional Small Business Disclosure Format (check one):  YES   NO X
                                                               ---  ---
================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of March 31, 1999
                  and June 30, 1998                                           3

                  Consolidated Statements of Operations for the three
                  and nine months ended March 31, 1999 and 1998               4

                  Consolidated Statements of Cash Flows for the six
                  months ended March 31, 1999 and 1998                        5

                  Notes to Interim Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           16
         Item 2. Changes in Securities                                       16
         Item 3. Defaults upon Senior Securities                             17
         Item 4. Submission of Matters to a Vote of Security Holders         17
         Item 5. Other Information                                           17
         Item 6. Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                   17

                              VALUESTAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                            MARCH 31,        JUNE 30,
                                                              1999             1998
             ASSETS
CURRENT ASSETS
     Cash                                                  $ 1,700,813    $   398,604
     Receivables                                               421,494        361,369
     Inventory                                                   9,332         24,396
     Prepaid expenses                                           10,071          3,902
                                                           -----------    -----------

             Total current assets                            2,141,710        788,271

PROPERTY AND EQUIPMENT - net                                   245,720         56,697
DEFERRED COSTS                                                  78,403        130,930
OTHER ASSETS - net                                             183,155           --
                                                           -----------    -----------

             Total assets                                  $ 2,648,988    $   975,898
                                                           ===========    ===========

             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Bank line of credit                                   $      --      $   250,000
     Accounts payable                                          561,795        197,410
     Accrued liabilities and other payables                    232,306        145,445
     Current portion of long-term debt                          39,719           --
     Deferred revenues                                          33,515         27,020
     Shareholder loans                                         300,000           --
                                                           -----------    -----------

             Total current liabilities                       1,167,335        619,875
                                                           -----------    -----------

LONG-TERM DEBT                                               2,725,854      1,525,357
                                                           -----------    -----------

STOCKHOLDERS' DEFICIT
     Common stock, $.00025 par value; 20,000,000 shares
         authorized, 9,312,996 and 8,682,496 shares
          issued and outstanding, respectively                   2,329          2,171
     Additional paid-in capital                              6,404,877      4,247,160
     Accumulated deficit                                    (7,651,407)    (5,418,665)
                                                           -----------    -----------

             Total stockholders' deficit                    (1,244,201)    (1,169,334)
                                                           -----------    -----------

             Total liabilities and stockholders' deficit   $ 2,648,988    $   975,898
                                                           ===========    ===========

         See accompanying notes to interim consolidated financial statements.

                                  VALUESTAR CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                                        Three Months Ended            Nine Months Ended
                                             March 31,                     March 31,
                                        1999           1998           1999          1998
                                        ----           ----           ----          ----
REVENUES                            $   693,485    $   300,884    $ 1,769,753    $ 1,092,577
                                    -----------    -----------    -----------    -----------

OPERATING EXPENSES
     Cost of revenues                   259,966        158,088        710,570        412,346
     Selling                            474,183        176,649      1,184,126        547,170
     Marketing and promotion            221,422        295,349        650,334        590,465
     General and administrative         405,323        243,466      1,225,417        562,236
                                    -----------    -----------    -----------    -----------

                                      1,360,894        873,552      3,770,447      2,112,217
                                    -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                   (667,409)      (572,668)    (2,000,694)    (1,019,640)
                                    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                   (94,271)       (34,790)      (230,339)       (49,987)
     Miscellaneous                        3,690           --           (1,709)          --
                                    -----------    -----------    -----------    -----------

                                        (90,581)       (34,790)      (232,048)       (49,987)
                                    -----------    -----------    -----------    -----------

NET LOSS                            $  (757,990)   $  (607,458)   $(2,232,742)   $(1,069,627)
                                    ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE               $     (0.08)   $     (0.07)   $     (0.25)   $     (0.13)
                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                      9,159,173      8,591,246      8,841,258      8,439,695
                                    ===========    ===========    ===========    ===========

           See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                       1999          1998
                                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $(2,232,742)   $(1,069,627)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation                                                                51,961          7,073
            Amortization of bond discount                                               30,850           --
            Non-cash interest                                                           23,695           --
            Warrants and stock issued for services                                      60,000        108,398
        Changes in:
            Receivables                                                                (60,125)       (16,741)
            Inventory                                                                   15,064         24,769
            Prepaid expenses                                                            (6,169)        (3,088)
            Deferred costs                                                              52,527        (71,825)
            Accounts payable                                                           364,385       (208,963)
            Accrued liabilities and other payables                                      86,861          4,927
            Deferred revenues                                                            6,495            409
                                                                                   -----------    -----------

               Net cash used by operating activities                                (1,607,198)    (1,224,668)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                              (118,836)        (6,741)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                                       597,875        227,500
     Net proceeds from senior debt                                                   2,310,000           --
     Net borrowings (payments) under line of credit                                   (250,000)       150,000
     Proceeds from debt                                                                385,000      1,000,000
     Payments on capital leases                                                         (7,657)          --
     Payments on debt                                                                   (6,975)          --
                                                                                   -----------    -----------

               Net cash provided by financing activities                             3,028,243      1,377,500
                                                                                   -----------    -----------

NET INCREASE IN CASH                                                                 1,302,209        146,091

CASH, beginning of period                                                              398,604         44,225
                                                                                   -----------    -----------

CASH, end of period                                                                $ 1,700,813    $   190,316
                                                                                   ===========    ===========

SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                   $   175,794    $    49,987
        Income taxes                                                               $      --      $      --
     Non-cash investing and financing activities:
        Stock and warrants issued for services                                     $    60,000    $   108,398
        Warrants issued for other assets                                           $    40,000    $      --
        Notes converted to stock                                                   $      --      $    30,000
        Capital lease obligations incurred for equipment                           $   125,303    $      --

                        See accompanying notes to interim consolidated financial statements

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company's activities are currently concentrated within one industry segment in four major market territories (Northern California, Southern California, Chicago and Dallas). The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" to consumers through various media including its Internet Web site (www.valuestar.com) and the Consumer ValueStar Report ("CVR"), a bi-annual publication.

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

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

5. LINE OF CREDIT

The Company retired its bank line of credit at March 31, 1999.

6. SHAREHOLDER LOAN

The Company is obligated pursuant to a 15% unsecured subordinated note to a company related to a shareholder/director in the amount of $300,000 due June 30, 1999.

7. LONG-TERM DEBT

Long-term debt at March 31, 1999, consists of the following:

         8% Senior  Secured  Notes  Payable  ("Senior  Notes")  with a principal balance of  $2,450,000  were issued on March 31,  1999 with  detachable warrants and are secured by substantially all assets of the Company and its  subsidiary,  including a key person life  insurance  policy,  bear interest at 8% payable monthly. Principal on the Senior Notes is due in
         16 quarterly  installments  of $153,125  commencing in March 2002, with the final payment scheduled in December 2005. Certain events, including the loss of Jim Stein as  President,  may result in certain  prepayment penalties and the  acceleration of payment under the Senior Notes.  The
         Senior  Notes  also  contain  various  financial  covenants,  primarily relating to minimum net worth,  maximum debt, capital additions and net income or loss.  The Company  recorded a debt  discount  and  allocated
         $1,450,000 of the proceeds to the value of the
         detachable stock warrants (see Note 9).                                                $1,000,000

         12% Notes  Payable - $100,000  of Notes  payable  with  interest at 12%
         payable monthly; with all principal due on March 31, 2001, or sooner at the Company's discretion;  unsecured;  net of unamortized bond discount
         of $7,273                                                                                  92,727

         12% Subordinated  Notes Payable - $1,000,000  principal of subordinated notes payable with interest at 12% payable monthly;  with all principal due on June 30, 2000, or sooner at the Company's discretion; unsecured.
         Net of unamortized bond discount of $33,620                                               966,380

         6%  Convertible  Notes  Payable - $525,000  principal  of  subordinated convertible  notes  payable  with  interest  at 6%  payable  in kind on conversion  or at maturity on June 30, 2001;  no prepayment is allowed;
         unsecured;  convertible  at $1.00 per common share.  Net of unamortized bond discount of $43,725.  Includes  accrued interest of $29,520 due at
         maturity                                                                                  510,795

         15% Term  Equipment  Note - $85,000  of  principal,  payable in monthly installments  of principal and interest of $2,022 to maturity in August
         2003; secured by equipment and software                                                    78,025

         Capitalized lease obligations                                                             117,646
                                                                                                ----------
                                                                                                 2,765,573
         Less current portion                                                                       39,719
                                                                                                ----------
                                                                                                $2,725,854
                                                                                                ==========

In connection with the issuance of the Senior Notes the Company incurred costs of $180,000 including $40,000 assigned to warrants issued in connection with arranging the financing (see Note 9). These costs have been included in other assets and will be amortized over the life of the debt.

At March 31, 1999, the 6% Convertible Notes and accrued interest thereon would have been convertible into 552,875 common shares.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

8. STOCKHOLDERS' DEFICIT

The following table summarizes equity  transactions during the nine months ended
March 31, 1999:
                                                                             Shares       Par Value    Paid in Capital     Total $
                                                                             ------       ---------    ---------------     -------
Balance June 30, 1998                                                      8,682,496      $    2,171      $4,247,160      $4,249,331
  Private placement at $1.00 per unit, consisting of
    one share and one warrant                                                500,000             125         499,875         500,000
  Proceeds from stock warrants exercised                                     130,500              33          97,842          97,875
  Value assigned to 50,000 warrants granted for
    note refinancing                                                            --              --            10,000          10,000
  Value assigned to 200,000 warrants issued for services                        --              --            60,000          60,000
  Value assigned to 2,285,896 warrants issued in
    connection with Senior Notes (see note 9)                                   --              --         1,450,000       1,450,000
  Value assigned to 152,728 warrants issued
    for services (see note 9)                                                   --              --            40,000          40,000
                                                                          ----------      ----------      ----------      ----------
Balance March 31, 1999                                                     9,312,996      $    2,329      $6,404,877      $6,407,206
                                                                          ==========      ==========      ==========      ==========

9. STOCK OPTIONS AND WARRANTS
The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 500,000 shares of common stock for the 1997 Stock Option Plan. The Company has also issued options on 200,000 shares outside of the option plans. The following table summarizes option activity for the period ended March 31, 1999:
                                               Weighted Average     Weighted
                                   Shares       Exercise Price    Average Life
                                   ------       --------------    ------------
Outstanding July 1, 1998           877,550          $0.59            2.45
Granted                            368,600          $1.15
Canceled                          (147,050)         $0.73
Exercised                             --
Expired                               --
Outstanding March 31, 1999       1,099,100          $0.75            2.67
                                 =========          =====            ====
Exercisable at March 31, 1999      750,636          $0.57
                                 =========          ====

Subsequent to March 31, 1999 a total of 15,000 stock options were exercised providing cash proceeds of $11,250.

In connection with the sale of the Senior Notes on March 31, 1999 (see note 7) the noteholders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants") and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). The C Warrants or underlying shares of Common Stock may be repurchased by the Company at $6.00 per share (less any unpaid exercise price) on an all or none basis until March 31, 2004 as long as the Company is not in default with respect to the Senior Notes or related agreements. The warrants expire on the earlier of six years from the date the Senior Notes are paid in full or March 31, 2009. The warrants may be exercised by payment of cash, cancellation of debt or on a cashless basis.

The holders of the A, B and C Warrants were granted antidilution provisions, registration rights and certain equity and debt preemptive rights. Prior to a qualifying public offering (proceeds of $15 million at a price of at least $5.00 per share and a valuation of at least $40 million), qualified sale (valuation of at least $40 million and minimum proceeds of $5.00 to $7.00 per share to Holders) or a qualifying stock market listing (Nasdaq National Market or New York Stock Exchange and minimum price and trading volume), in the event of a sale or disposition of the Company or substantially all of its assets, the number of shares of Common Stock for which the Warrants may be exercised may be increased, without a corresponding increase in the aggregate consideration, to provide additional consideration to the holders of the warrants based on a revenue based valuation. A sale may also be initiated by the warrant holders in certain instances as described in the next paragraph.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

9. STOCK OPTIONS AND WARRANTS (Cont'd)

The holders of the A, B and C Warrants have certain "Drag Along Rights". Until a qualifying public offering or sale is completed by the Company or a qualifying market listing is achieved, then upon either (i) a change in control (the current three directors owning less than 20% of the Company on a fully diluted basis), or (ii) the loss of Mr. Stein as President without a replacement acceptable to the holders, or (iii) a non-qualifying public offering, or (iv) certain defaults under the Senior Notes, and (v) at any time between April 2004 and April 2009 (unless the rights are earlier terminated), the holders of the A, B, and C Warrants may seek a buyer for the Company or its assets and the Company and the current three directors are obligated to cooperate and take such actions to complete a sale, consistent with their fiduciary duties. Upon such a sale, the A, B and C Warrants may be exercised for additional shares of Common Stock resulting in additional dilution to existing shareholders of the Company. This dilution could be material should the Drag Along Rights become exercisable and subsequently exercised by the holders.

The Company determined the fair value of the A, B and C Warrants at $1,450,000 (see Note 7). The Company also issued warrants on 152,728 shares of common stock to two individuals in connection with arranging the Senior Note financing.

At March 31, 1999 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

             Number            Exercise Price          Expiration Date
             ------            --------------          ---------------
             19,500 (6)           $0.75                April, 2002
            200,000 (1)           $1.25                June, 2002
            300,000 (1)           $1.25                September, 2002
            200,000 (1)           $1.25                December, 2002
            500,000 (1)           $1.25                December, 2000
            262,500 (2)           $1.25                April, 2003
            262,500 (3)           $2.00                April, 2003
             50,000               $1.75                May, 2003
             50,000               $1.25                March, 2001
            200,000               $0.75                October, 2003
            500,000 (1)           $1.00                December, 2003
            152,728 (4)           $1.375               March, 2004
          1,527,250               $1.00                March, 2009 (A Warrants)
            527,514               $0.00025             March, 2009 (B Warrants)
            231,132 (5)           $1.00                March, 2009 (C Warrants)
          ---------
          4,983,124
          =========

(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

(2) These warrants are callable at a stock price of $3.00 per share subject to certain conditions.

(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.

(4) These warrants are callable at a stock price of $2.75 per share subject to certain conditions.

(5) These warrants may be repurchased by the Company at $6.00 per share until March 31, 2004 subject to certain conditions.

(6) Subsequent to March 31, 1999 these warrants were exercised into 19,500 common shares providing cash proceeds of $14,625.

The Company has authorized 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. No preferred stock is issued or outstanding.

10. INCOME TAXES

At March 31, 1999 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $4,800,000 which expire through 2013 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 1999

11. NET LOSS PER SHARE

Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Stock options, warrants and convertible notes exercisable into 6,635,099 shares of common stock were outstanding at March 31, 1999. These securities were not included in the computation of diluted EPS because of the net losses but could potentially dilute EPS in future periods.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 1998, the Company adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this statement had no material impact on the Company's financial condition or results of operation as of March 31, 1999 and for the nine month periods ended March 31, 1999 and 1998. Total comprehensive income did not differ from the Company's net loss for the nine months ended March 31, 1999 and 1998.

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

13. YEAR 2000 COMPLIANCE

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

Overview

ValueStar Corporation is a consumer research and rating company that has designed a new rating system and certification mark, ValueStar Certified(R), for service businesses. ValueStar's rating system is designed to enable consumers to quickly determine those local service businesses that have attained the highest level of customer satisfaction. ValueStar's ratings are provided on the Internet at www.valuestar.com, in print in the Consumer ValueStar Report and through service business promotions and customer interactions.

On March 31, 1999 the Company completed an institutional senior debt financing providing net proceeds of approximately $2.3 million. A portion of these funds are being used by ValueStar to expand regionally from a centralized base of operations in Northern California. ValueStar commenced operations in Southern California in July 1998, the greater Chicago region in February 1999 and opened the Dallas region in April 1999. Four additional regions are targeted for 1999 opening.

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

Since inception the Company has been growing and developing its business and has incurred losses in each year since inception and at March 31, 1999 had an accumulated deficit of $7,651,407. There can be no assurance of future profitability.

Effect of Growth in Certified Businesses and Renewals

The Company's business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. Also a growing and larger base of certified businesses reduces the costs (relative to revenues) associated with printing and distributing the Company's Consumer ValueStar Report to consumers, maintaining the www.valuestar.com Internet site and providing other services. The marginal fixed costs associated with increased numbers of certified businesses is minimal compared to these base printing, distribution and maintenance costs.

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

At March 31, 1999 the Company had approximately 1,415 certified businesses (1,085 at March 31, 1998).

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

During the first three quarters of the current year, the Company expanded personnel, computer systems and overhead to support expansion into Southern California and to prepare for future regional expansion. This increased operating losses. The number of personnel has grown to 79 full-time and 43 part-time persons at March 31, 1999. During the first quarter the Company added four new executive positions to support growth and regional expansion. The Company also has incurred marketing, selling and administrative costs in connection with the Southern California, Chicago and Dallas region startups contributing to the larger operating losses.

At March 31, 1999 the Company had 302 (293 new and 9 renewal) business customers in the application and rating phase compared to 410 (349 new and 61 renewal) at June 30, 1998. The total at March 31, 1999 represents approximately 30 days sales. Management has installed new hardware, software and systems to more automate the research and rating process which has reduced the rating time and correspondingly the backlog. Based on management's experience, the business customers in the rating phase are expected to represent approximately $240 000 of revenues that should be recognized in the fourth quarter of fiscal 1999 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in the CVR and on the Web site, and other ancillary revenues. The Company reported total revenues of $1,769,753 for the nine months ended March 31, 1999, a 62% increase over revenues of $1,092,577 for the first nine months of the prior year. Revenues for the third quarter were $693,485, a 130% increase over the third quarter of the prior fiscal year.

The growth in revenues is the result of the regional expansion in the current year, improved new sales velocity and the impact of a larger base of renewals in the Northern California region. During the first nine months of fiscal 1999 certification fees accounted for 74% of revenue (72% for the prior year's comparable nine months). Renewing business revenue grew in dollar amount and represented 44% of certification fees in the current year's first nine months compared to 35% in the prior comparable period. In the Company's largest market region, Northern California, renewals are an important component of the revenue base. Management expects renewing businesses to continue to grow in dollar amount, however the percentage contribution attributable to renewals will vary depending in part on the volume of new businesses being certified in any particular period.

The Company reported approximately $179,000 of revenue from premium listings in its CVR publications, an increase of $78,000 from the $101,000 reported in the first nine months of the prior year. The increase results from improved marketing efforts focused on expanding ancillary revenues.

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

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products and certification materials. During December 1997, the Company made a change from using an outside vendor to perform customer satisfaction research on applicants to in-house employees and related facility and operating costs. This change has reduced rating costs on a per unit basis and as a percentage of revenues. Cost of revenues represented 40% of revenues during the first nine months ended March 31, 1999 (37% in the third quarter) compared to 38% for the prior year's first nine months (53% for the prior year's third quarter). The most recent quarter's improvement in gross margin is a result of the benefits from more automated systems and procedures being employed making ratings more efficient and economical at increased volumes. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Sales costs for the first nine months of fiscal 1999 were $1,184,126, or 67% of revenues, compared to $547,170, or 50% of revenues for the prior year's first nine months. Third quarter selling costs were 68% of revenues compared to 59% for the prior year's third quarter. The current year's first quarter included an $81,788 one-time, non-cash expense resulting from the change in estimate for deferred costs described above. Also in the current year the Company initiated sales activities in several new market regions, incurring an estimated $150,000 of non-deferred sales costs consisting of $89,000 of outside sales personnel related costs and $61,000 of lead generation costs. New market regions provide only nominal revenues due to the approximately 60 day lag from selling activities to initial revenues. Other than direct targeted telemarketing costs, the Company expenses sales costs as incurred. The Company expects sales costs as a percentage of revenues will vary in future periods resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, timing and costs of opening new market regions, level and percentage of fixed selling costs and other factors, some beyond the control of management.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $650,334 or 37% of revenues during the first nine months of fiscal 1999 compared to $590,465 or 54% of revenues incurred for the first nine months of fiscal 1999. Marketing and promotion expenses represented 32% of revenues in the third quarter compared to 98% in the prior years third quarter when the Company employed more media. The Company limited media in the most recent quarter pending the closing of the Senior Note financing. Included in marketing and selling expenses in first and third quarter of each period were printing and distribution costs of the Company's CVR publication targeted at consumers. Printing and distribution costs of $265,000 in the first three quarters of fiscal 1999 increased over the fiscal 1998 comparable period total of $232,000, resulted from the addition of the first Southern California report. Also the company has been able to print and distribute more copies with additional pages due to better pricing resulting from increased volumes. During the first nine months of fiscal 1999 the Company expended approximately $150,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $240,000 was employed in the prior year's first nine months. In the first nine months of fiscal 1999 the Company expended $120,000 on promotions compared to $35,000 for the prior comparable period with the increase due to an increased number of promotions in the period. Generally the first and third fiscal quarters have increased marketing and promotions costs because the CVR publication is printed and distributed as a service to consumers during these quarters. Also, the Company generally expends less advertising in the second fiscal quarter due to higher media costs in the calendar fourth quarter.

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

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $1,225,417 for the nine months ended March 31, 1999, compared to $562,236 for the comparable period of the prior year, an increase of $663,181. The major increases include a $288,000 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with regional expansion; a $168,000 increase in occupancy and telephone costs due to additional personnel and expanded operations; a $57,000 increase in bad debt and guarantee provisions versus the prior comparable period; a $44,000 increase in depreciation due to additional equipment; a $41,000 increase in corporate costs (legal, accounting, filing, public relations and consulting) due to increased audit and legal costs as a public company, and; a $23,000 increase in travel and entertainment due to expanded operations. General and administrative costs increased to $405,323 during the third quarter of fiscal 1999 compared to $243,466 for the prior year's third quarter. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased executive personnel added to support future growth, increased general computer, operating, occupancy and corporate costs as a publicly traded company.

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

The Company incurred interest expense in the first nine months of fiscal 1999 of $230,339 that included $54,545 of non-cash interest from amortization of bond discount and accrued paid-in-kind interest. Interest for the prior comparable nine-month period was $49,987. The increase resulted from the significant additions of debt to finance growth and the related losses incurred by the Company.

Net Loss. The Company had a net loss of $2,232,742 for the nine months ended March 31, 1999, compared to a net loss of $1,069,627 for the comparable nine months ended March 31, 1998. The increased loss is attributable primarily to (a) the increased selling costs resulting from the expansion of sales personnel to new market regions and (b) the increased general and administrative costs associated with additional executive management and support for expanded market regions. The Company anticipates that it will continue to experience operating losses until it achieves a critical mass base of renewing certificate holders as it pursues aggressive growth. As the Company is increasing its business volume (new and renewal certifications) immediate future quarterly results will be greatly impacted by decisions regarding new markets and growth rates. Achievement of positive operating results will require obtaining a sufficient base of new and renewal business certifications to support operating and corporate costs. There can be no assurance the Company can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources

Since the Company commenced operations, it has had significant negative cash flow from operating activities. The negative cash flow from operating activities was $1,607,198 for the nine months ended March 31, 1999 and $1,629,721 for the fiscal year ended June 30, 1998. At March 31, 1999 the Company had working capital of $974,375. For the nine months ended March 31, 1999 the negative cash flow from operating activities was due to the continued operating losses, expansion to new market regions, addition of new executive management and investment in business growth. Included in the working capital at March 31, 1999 is net accounts receivable of $421,494, representing approximately 65 days of revenues and an annualized turnover ratio of approximately 5.6 times. This compares favorably to approximately 82 days of revenues and turnover of approximately 4.4 times at June 30, 1998. The improved turnover and reduced accounts receivable level results primarily from increased revenues and more diligent collection efforts. Management believes that 60 to 90 days revenues in receivables is reasonable based on the nature of the Company's business and the terms it provides certifying companies. At March 31, 1999 the Company has not experienced and does not anticipate any significant accounts receivable recoverability problems.

The Company has financed its operations primarily through the sale of common equity and debt financing. On March 31, 1999 the Company obtained gross proceeds of $2,450,000 from the sale of Senior Notes resulting in net proceeds of approximately $2,310,000. Also during the nine months ended March 31, 1999 the Company obtained $385,000 in note and debt financing and approximately $600,000 from common stock sales. There are no commitments for future investments and there can be no assurance that the Company can continue to finance its operations through these or other sources. In the past shareholders, including from time to time directors, have advanced funds and at times converted funds to debt or equity financing on terms of new forms of financing. There can be no assurance that such shareholders or directors or others will provide any future financing to the Company.

Other than cash on hand of $1,700,813 at March 31, 1999 and net accounts receivable of $421,494, the Company has no material unused sources of liquidity at this time, and the Company expects to incur additional operating losses in future fiscal quarters as a result of continued operations and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control.

The Company is expanding operations into additional new market regions with four addition regions (total of eight in the aggregate) targeted for the fourth fiscal quarter. There can be no assurance the Company can successfully open new market regions. The Company expects that it will require a minimum of $1,000,000 to finance operations during the next twelve months. This estimate is based on a base level of operations, anticipated renewal revenues, anticipated sales levels in current markets, and budgeted operating costs. The Company has plans to continue to expand into new market regions and would require and is seeking additional financing for such expansion. The Company's actual results could differ significantly from management's plans, and therefore the Company may require substantially greater additional operating funds. In such an event, should the required and/or additional funds not be available or planned operations not meet management's expectations, the Company may be required to significantly curtail or scale back staffing, advertising and other marketing expenditures and general operations in more reliance on higher profitable renewals and limit new growth. There can be no assurance that additional funding will be available or on what terms. Potential sources of such funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

New Accounting Pronouncements and Issues

The Financial Accounting Standards Board has issued a number of new pronouncements as discussed in the footnotes to the Company's interim financial statements (see page 10, Note 12). As discussed in the notes to the interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on the financial statements.

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

Year 2000 Readiness Disclosure

The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

The Company has identified the following areas which could be impacted by the Year 2000 issue. They are: Company products; internally used systems and software; products or services provided by key third parties; and the inability of certifying businesses and prospective customers to process business transactions relating to certifying revenue and product sales.

During the first calendar quarter ended March 31, 1999 the Company completed an initial review its internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs which are primarily packaged third party "off-the-shelf" software programs. As a result of this review the Company has identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in management's estimates outlined below. The Company is currently evaluating new business software applications and one major selection and evaluation criterion will be full compliance with Year 2000. The Company's certification and other products do not have any material Year 2000 problems.

In addition, the Company is in the process of assessing the compliance of its customers, suppliers and vendors. Management believes that third-party relationships upon which the Company relies represent the greatest risk with respect to the Year 2000 issue, because the Company cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on future results of operations or financial condition.

Total costs relating to the Company's compliance efforts, based on management's best estimates range from $10,000 to $20,000 consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. To date there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver certifications and products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. If the Company determines certain suppliers are not Year 2000 compliant, it may have to arrange for alternative sources of supply and the stockpiling of inventory (mainly brochures) in the fall of 1999 in preparation for the Year 2000. The Company cannot estimate at this time the cost or effect on the Company's financial condition of any stockpiling of inventory. The Company currently does not have any other contingency plans with respect to potential Year 2000 failures of its suppliers or customers and at the present time, after an initial evaluation, does not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to the Company's efforts to address the Year 2000 concerns regarding the Company's (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds

         (a) None

         (b) None

         (c) The following is a description of equity securities sold by the Company during the third fiscal quarter ended March 31, 1999 that were not registered under the Securities Act:

             (1) During  January  1999 the Company  sold  200,000  shares of its
                 Common  Stock  at $1.00  per  share  in cash  and  warrants  to purchase 200,000 common shares at $1.00 per share until December 31, 2003. The Company without an underwriter sold the securities to five qualified investors including a company controlled by one director. These securities were offered and sold without registration under the Act, in reliance upon the exemption provided by Regulation D thereunder and an appropriate legend was placed on the shares and warrants.

             (2) On March 31, 1999 the Company and its  wholly-owned  subsidiary
                 (ValueStar, Inc.) completed the private offering and sale for cash of an aggregate of $2,450,000 of Senior 8% Secured Notes ("Senior Notes") with detachable stock warrants ("Warrants") to three institutional investors ("Holders"). The Holders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants") and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). These securities were offered and sold without registration under the Securities Act of 1933, as amended

                 (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and appropriate legends were placed on the Senior Notes and the Warrants and will be placed on the shares of Common Stock issuable upon exercise of the Warrants unless registered under the Act prior to issuance. While the securities were sold by the Company without an underwriter, the Company issued to two finders warrants to purchase an aggregate of 152,728 shares of Common Stock at $1.375 per share until March 31, 2004. The issuance and sale of the warrants was exempt by reason of Section 4(2) of the Act in reliance on the private nature of the transaction, restrictions on transfer on the shares and based on representations of the purchasers. An appropriate legend was placed on the warrants.

         (d) None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  27       Financial Data Schedule

         (b) Reports on Form 8-K:

                  The Company filed a report on Form 8-K related to an Item 5 event occurring on March 31, 1999. The Form 8-K was filed on April 13, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VALUESTAR CORPORATION

Date: May 13, 1999           By: /s/ JAMES A. BARNES
                                 --------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)