Form 10KSB
period 1999-06-30
VALUESTAR CORP
filed 1999-09-23
CIK 895262

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

                          360 - 22nd Street, Suite 210
                            Oakland, California 94612
                                 (510) 808-1300
          (Address and telephone number of principal executive offices)

                 1120A Ballena Blvd., Alameda, California 94501
                                (Former Address)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        common stock, par value $0.00025
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $2,329,219

The aggregate market value of the issuer's common stock held by non-affiliates as of August 31, 1999 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $9,727,500.

As of August 31, 1999 there were 9,374,132 shares of ValueStar Corporation common stock, par value $.00025, outstanding.


Documents Incorporated By Reference: The information required by Items 9, 10, 11 and 12 of Part III of this Report is incorporated by reference from ValueStar's definitive proxy statement relating to the annual meeting of stockholders to be held in 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================

                                TABLE OF CONTENTS
                                                                            Page

                                     PART I

ITEM 1.  Description of Business                                              2
ITEM 2.  Description of Property                                             10
ITEM 3.  Legal Proceedings                                                   10
ITEM 4.  Submission of Matters to a Vote of Security Holders                 10


                                PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters            10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation           12
ITEM 7.  Financial Statements                                                21
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            21


                               PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;       21
         Compliance With Section 16(a) of the Exchange Act
ITEM 10. Executive Compensation                                              23
ITEM 11. Security Ownership of Certain Beneficial Owners and Management      24
ITEM 12. Certain Relationships and Related Transactions                      26
ITEM 13. Exhibits and Reports on Form 8-K                                    27


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


                                     Part I

Item 1. Description of Business.

Overview

ValueStar Corporation is developing America's leading customer satisfaction rating system for local service and professional businesses. Our ratings facilitate both traditional commerce and the rapidly growing market for electronic commerce between quality-conscious buyers (consumers and business consumers) and local service businesses. Businesses that pass a four-step rating process become eligible to use our certification mark, ValueStar Certified(R), the symbol of high customer satisfaction. Consumers are able to use ValueStar Certified when shopping to quickly find the best, top-rated companies. We are based in Oakland, California and started rating businesses in Northern California in

1992. We began regional expansion in July 1998 by starting rating sales to businesses in Southern California. We have expanded rating sales during the last twelve months to Chicago, Dallas/Fort Worth, Seattle, Philadelphia, Atlanta and Washington, D.C.

We generate recurring revenues from business customers by (a) conducting customer satisfaction research on local service companies in 300 industries (auto, home health, personal and professional), (b) certifying highly rated businesses, and (c) selling ancillary materials and services. We build ValueStar Certified brand recognition through advertising and cooperative branding with our certified business customers. Our ratings are delivered on the Internet at www.valuestar.com, through our Consumer ValueStar Report publication listing our top-rated companies and through interactions between buyers and certified businesses. To assure buyers that our ratings are independent, accurate and unbiased, we use university partners to audit each customer satisfaction study. We have auditing relationships with the Public Research Institute of San Francisco State University and the Consumer Law Project of the University of Houston.

Our branded ratings provide important buying information for buyers shopping or researching services on the Internet. In addition to providing buyers our listings of highly rated businesses on the Internet, we developed and now operate the ValueStar SmartShopper(TM) service, allowing buyers to directly access and communicate with our top-rated service companies through e-mail and e-mail to fax links. After conducting a search for a specific type of top-rated business, buyers can conduct a personal "shopping auction" by sending their service requirements simultaneously to selected top-rated companies. We believe SmartShopper is an important service enabling electronic commerce for services on the Internet.

Participating businesses use our ValueStar Certified logo in their own sales and marketing communications. Our certification mark piggybacks on the phone and in-person sales presentations of our business customers and often is included in their Yellow Page, newspaper, flyer, brochure, TV, radio and other advertising - generating millions of buyer impressions of our rating brand each year. We believe this cooperative branding (co-branding) helps create a powerful brand, widening buyer awareness, driving buyers to our Web site and Consumer ValueStar Report publication and increasing sales of affiliated information materials and services.

During the last three years we have conducted approximately 400,000 individual customer satisfaction surveys and distributed to local buyers over 1.5 million copies of Consumer ValueStar Report, our semi-annual publication of top rated local service companies. During the last three years we have grown from 319 to 1,455 certified businesses at June 30, 1999, while maintaining renewal rates of our certified businesses averaging more than 66%. We estimate that each certified business generates approximately $1,500 in revenue to us during the first twelve months after applying for rating and similar recurring revenues in future years. We believe the buyer enthusiasm generated by our rating format, acceptance by certified businesses and the knowledge and experience we have gained from pioneering, operating and expanding our business provide the foundation and experience for further growth and territorial expansion.

Our objective is to become America's rating system for local service companies and establish ValueStar Certified as the premium rating brand. Our goals are (a) to expand marketing and rating activities into additional regions in North America and internationally, (b) maintain high business renewal rates, (c) increase brand recognition, and (d) develop new products, services and incremental revenue opportunities. We focus significant management and financial resources to roll out our program to new regions. We are also developing new products for buyers and businesses to expand our services. Our future growth will require additional financing and management. There can be no assurance we can obtain expansion financing or develop management depth to continue to expand to new markets or develop new products and services or that such expansion, if possible, will ever be profitable. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Business Risks."

History of Development

Our operations are conducted through our wholly owned California subsidiary, ValueStar, Inc. During late 1990 and 1991, James Stein (our President, Chief Executive Officer and a Director) developed the basic operating concept of ValueStar Certified. In March 1991, Mr. Stein engaged San Francisco State University to conduct a buyer feasibility study to determine the potential influence of ValueStar Certified on buyers. A service business feasibility study was conducted to determine the potential market for ValueStar Certified among providers of services in the San Francisco Bay area. In October 1991, base-line buyer satisfaction and additional feasibility research was completed by The Institute of Social Research at California State - Stanislaus.

Based on the information from those studies and research and using Mr. Stein's own research and prior experience in the Yellow Page publishing industry, we developed initial marketing and support materials. We also began a relationship in 1992 by engaging The Public Research Institute, an auxiliary unit of San Francisco State University to perform or audit surveys of each business applicant's former customers to provide confidential, unbiased and scientific surveys of customer satisfaction. In June 1999, we initiated our first regional audit agreement by engaging the Consumer Law Project of the University of Houston to audit our customer satisfaction ratings on a regional basis.

Our sales and licensing activities commenced in the greater San Francisco Bay area in 1992. In mid-1994, we added our Consumer ValueStar Report publication and on January 1, 1996, we launched our Internet strategy on the World Wide Web at WWW.VALUESTAR.COM. We continue to expand our program and services to buyers and businesses. In 1997, we expanded our Internet services by adding SmartShopper, a communication link between buyers and highly rated businesses.

We are currently marketing our program to service businesses in a total of eight market regions. The following table summarizes the market regions in which we operate:

                  Market Region                               Month of Launch
                  -------------                               ---------------
                  Northern California (greater San            January 1992
                  Francisco Bay area and Sacramento)

                  Southern California (Los Angeles            July 1998
                  and Orange County)

                  Chicago                                     February 1999

                  Dallas/Fort Worth                           April 1999

                  Seattle                                     July 1999

                  Atlanta                                     July 1999

                  Philadelphia                                August 1999

                  Washington, D.C./Baltimore                  August 1999


At June 30, 1999, we had 1,455 active certified businesses and over 400 applicant businesses going through our rating process. We have not established any specific timetable for further market region expansion.

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

The result of each successful customer satisfaction research and service rating is delivered to buyers in the form of a certification mark. The certification mark industry includes trade association and various accrediting marks. Examples of these marks include the Good Housekeeping Seal, AAA Approved Auto Repair, J.D. Powers, ISO 9000 and various lodging and restaurant industry ratings and marks. Since we believe we provide a valuable resource for consumers to contact to obtain a particular category of business, we share aspects of referral services and agencies like 1-800 Dentists, 1-800 Plumber, and medical and contractor referrals. And since we publish and distribute a periodic listing of businesses rated high in customer satisfaction, we share industry characteristics of service guide publishers and the yellow pages industry. And finally, we maintain an Internet site of qualifying service businesses and buyer information sharing aspects of the growing market for Internet content such as electronic yellow pages, directories, and city guide information services.

The total dollar value of buyer services transacted in the United States in categories rated by ValueStar is estimated at over one trillion dollars annually based on U.S. Department of Commerce statistics. We believe that most of these services are transacted on a localized basis and there is a need and a demand for local ratings of service providers comparable to that available on many products. We believe that the more than six million businesses in the United States (estimated from data supplied by American Business Information) that make up the service and professional business market provide a large opportunity for ratings. And although directory type information is available from yellow page listings and city guide services and certain information about complaints is available through the Better Business Bureau, our research indicates buyers want to know which companies have been rated high in customer satisfaction.

ValueStar and the Internet

The Internet has emerged as a global medium enabling millions of people worldwide to share information and content, to communicate and to conduct commerce electronically. The Internet provides organizations and individuals with new means to conduct business. Commercial uses of the Internet include business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. International Data Corporation, a leading technology research organization, estimates that the number of web users worldwide will increase from approximately 97 million at the end of 1998 to 320 million by the year 2002. International Data also estimates that transactions on the web will grow from $32 billion at the end of 1998 to $426 billion by the year 2002. According to a CommerceNet/Nielson survey, as of March 1997, shopping was one of the most popular activities on the Internet and that a large growing majority of Internet users (73%) spend some portion of their time on-line searching for information about a specific product or service.

For consumers, the Web brings information and services to the home with unparalleled usefulness and immediacy. We believe that although certain services such as travel are experiencing rapid Internet growth, the lack of standardized, independent and unbiased buyer information will impede the growth of local services being transacted on the Internet. As a result, we believe that ratings of local service businesses deliver over the Internet will be a catalyst for increased shopping of local services on the Internet.

Many Internet content providers rely on an advertising model like magazines and broadcast television or are seeking a formula to charge consumers for use like cable television. Although Forrester Research projects Internet advertising expenditures in the U.S. to increase from $1.3 billion in 1998 to $10.4 billion in 2002 and some Internet sites are charging consumers, we do not believe either model has achieved broad based financial success. While providing our branded content of top-rated service businesses on the Internet is a valuable component of our strategy to reach buyers and support businesses, we are not dependent on the Internet as our basic revenue source. However, we are researching and developing opportunities, products and services to leverage our content to generate additional Web and Web-related revenues.

The ValueStar Solution

We believe there is a compelling buyer and business market need for unbiased ratings of local services. North America contains fragmented, highly competitive local service industries. This creates a large number of choices for buyers. Our concept of a local standardized rating of service and professional firms by their own customers was created on the premise that buyers are inundated with claims from businesses communicated through a growing media base and have rightly become increasingly skeptical. For businesses, it is increasingly difficult and costly to differentiate on quality or customer satisfaction due to the proliferation of claims, the growth of new media outlets, competition and increasing buyer skepticism. We believe buyers want to know which businesses are better than others and to have the ability to cut through the media glut of information. This need for unbiased information has been a factor in the growth of Consumer Reports magazine (product evaluations and ratings), J.D. Powers (customer satisfaction ratings on vehicles, computers and other businesses) and the growth experienced by consumer and market research companies.

The factors affecting the selection of a local service are different than those involving a widely available product: (a) typically, compared to a product purchase, a buyer has more service provider choices from which to discern, (b) the quality level of services is less consistent, (c) it is more difficult to experience or compare a service prior to purchase, (d) services cannot be returned, and (e) therefore the entire decision process is riskier and more frustrating for buyers. ValueStar Certified is designed to respond to these factors by providing buyers and businesses with important customer satisfaction information delivered in various media through a recognizable and easy-to-use certification mark. One of the most important attributes of a certification mark is its availability at the moment of decision.

We believe the rapidly growing Internet environment is an excellent medium for delivery of our rating content and information. Our searchable database of top-rated local companies leverages a chief advantage of the Internet the ability to access changing information through a simple user interface, 24 hours a day, 7 days a week. Our listing of quality businesses, consumer information and ValueStar's SmartShopper utility is available to Internet users free of charge allowing them to reduce the risk and guesswork associated with selecting local service or professional businesses.

ValueStar Services to Buyers

Buyers use our ratings to quickly identify top-rated local service and professional businesses (including auto, home, health, personal and professional providers of services) and to make better shopping choices. Our rating is based on high customer satisfaction, which we believe is intuitively logical to most buyers. A study conducted by Public Research Institute in 1993 and updated through 1996 concluded that 2 out of 3 customers who knew a business had earned ValueStar Certified were influenced by this factor in selecting a business.

Our semi-annual distribution of our Consumer ValueStar Report provides buyers with an easy reference list of businesses rated high in customer satisfaction, a quality "yellow page" listing. The July 1999 semi-annual edition was distributed to 315,000 homes and businesses in three market regions. This included approximately 40,000 to requesting Consumer ValueStar Club members developed through phone, mail and Internet queries. The Consumer ValueStar Club members receive the Consumer ValueStar Report publication free every six months along with other benefits offered from time to time. We intend to add additional club member benefits in future periods to further enhance our offering to buyers.

In addition to anytime access to ValueStar ratings, buyers can directly access and communicate with top-rated service companies through e-mail and Web links from our Web site. After conducting a search for a specific type of top-rated business, buyers are able to conduct their own personal "shopping auction" by using our SmartShopper service to send requirements to selected top-rated companies with one simple form. We intend to continue to enhance our Internet offering to buyers and add features, products, services and additional benefits.

We use marketing and promotion activities to create and enhance buyer and business awareness of the meaning and significance of the ValueStar Certified certification mark and the value of our rating process. These activities include public relations efforts, community involvement and direct advertising. Buyers are also broadly exposed to our certification mark through the advertising and promotional efforts of businesses who use our certification mark to distinguish themselves as being rated high in customer satisfaction. Since the certification mark is displayed in a wide variety of media, buyers use the certification information quickly and conveniently, all at no charge.

We believe that as each market area matures, buyers will increasingly rely on ValueStar Certified in their shopping decisions as a result of growing awareness and a larger base of qualified businesses.

ValueStar Services to Business Owners

Our certified businesses use the ValueStar Certified program to (a) bring in more customers, (b) convert shoppers to buyers, (c) reduce pricing pressure on services, (d) distinguish services from competitors, (e) improve customer loyalty, (f) increase customer referral rates, (g) speed up the selling cycle,
(h) improve employee morale, (i) enhance marketing and advertising promotions, and (j) improve business reputation. Research conducted for us by The Institute of Social Research at California State - Stanislaus in 1991 indicated that 70% of consumers would pay 10% or more for services from companies that could indicate they earned ValueStar Certified.

One of the most critical factors indicating business satisfaction of our services and which directly relates to our long-term success are renewal rates of certified businesses. During the last two fiscal years ending June 30, 1999 an average of 66% of certified businesses renewed their licenses indicating business acceptance of our program.

Our Consumer ValueStar Report provides certified businesses important and credible exposure to new customers. Our free listing of qualified businesses on the Internet offers small business owners a presence on the Web at no additional cost. Our SmartShopper service offers businesses Web generated traffic. We also offer businesses the opportunity to expand their listings for an additional fee and to link their Internet site with our Web site.

Our field consultants provide a personal orientation to each passing business owner and their employees informing them of the significance of earning our certification mark and educating them on how to use the achievement in promotional programs and customer encounters. A comprehensive ValueStar manual is delivered to certified businesses reflecting our substantial experience in effective use of our mark by businesses. We use periodic newsletters to further educate businesses on customer satisfaction topics and ways to use the mark to improve business. Many certified businesses purchase copies of our customized Certified Profile Brochure, which explains to their customers how they qualified for ValueStar Certified.

Our brand recognition is enhanced by daily use by businesses in all manners of advertising and media supplementing our marketing and promotion activities to create and enhance buyer, business and brand awareness.

ValueStar Strategies

Our objective is to become America's rating system for local service companies and establish ValueStar Certified as the premium rating brand. We intend to leverage our pioneer position by (a) establishing our program in the most attractive market regions, (b) developing a dominant position in those market regions, and (c) using our rating service as a platform for multiple revenue streams. Our target U.S. market consists of approximately 6 million service and professional businesses. The following are key elements of our strategy:

         Continue Penetration of the California Market - We believe renewal rates (averaging 66% during the last two fiscal years) indicate business satisfaction with the program in California. Renewals provide a continuing source of predictable recurring revenues. An expanding business base also pressures other service businesses to apply to be rated. Our sales, marketing and promotion activities are designed to increase new business, maintain high renewal rates and generate ancillary product and service sales. A growing base of businesses produces more promotions and buyer interactions increasing brand recognition and awareness.

         Leverage California's Success to New Markets - We believe we have a competitive advantage to enter new regions as a result of our experience in California. We have developed a comprehensive program built on a significant base of buyer and business research. We have created proprietary methods, training programs and systems to minimize the number of personnel, costs and effort associated with expanding to new market regions. And we have developed loyalty with existing certified businesses and buyers that serves as important references for new customers. We intend to leverage our knowledge, experience and low-cost centralized structure in our geographical expansion and continue to build barriers to entry by competitors. Our rollout process enables us to commence selling to businesses in a new market within three months of selection and to report initial revenues within two months of initial sales while minimizing capital and personnel costs.

         Create Strong Brand Recognition and Market Awareness - We believe we have created the leading brand name for local service ratings in California. Our brand franchise helps our marketing to new businesses. Our strategy is to promote, advertise and increase our visibility through a variety of marketing, public relations and promotion activities. We employ public relations, co-branding and paid advertising to increase awareness. Our Consumer ValueStar Report and our Web site are important marketing elements of our program. Our brand building strategy also relies heavily on promotions and awareness developed by certified businesses in their promotions, advertising and buyer interactions.

         Develop New Revenue Opportunities - We seek to expand our services and benefits to buyers and service businesses. We believe there are opportunities to develop incremental revenue opportunities from service businesses, buyers and from use of our content. We believe the growing use of the Internet by buyers provides opportunities to use our current content and develop additional content that will be attractive to buyers and a variety of Web sites. We are currently investing product development funds to create new content for buyers. A growing base of loyal ValueStar buyers also provides additional revenue opportunities in the future.

         Expand  Strategic  Alliances  and  Partnerships  - The  majority of our growth results from direct marketing efforts and buyer and business referrals. We also develop alliances and obtain endorsements of industry associations, chambers of commerce and other organizations. As our business and buyer membership grows we expect more opportunities to enter into partnerships or strategic alliances to (a) more rapidly expand certifications nationally and internationally, (b) generate additional ancillary revenues, (c) facilitate brand awareness, (d) provide content to others, (e) facilitate consumer/business transactions, and (f) enhance third party offerings to consumers and businesses, among other possibilities. We have no current plans, proposals, arrangements or understandings regarding any business or product acquisitions.

Our execution of the above strategies will require additional financing and management. There can be no assurance we can obtain additional financing or add to our management team. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Business Risks."

ValueStar Operations

All service businesses and professionals located in market regions we serve may apply to be rated. These include more than 300 industry categories within five broad groups: Automobile Services (examples including auto body shops, auto repair, and towing firms), Health and Well Being Services (examples including acupuncture, physicians and dentists and health clubs), Home Services and Repairs (examples including alarm companies, carpet cleaners, movers, locksmiths and roofers), Personal Services (examples including beauty salons, limousine services and travel agents) and Professional Services (examples including accountants, attorneys, employment services, insurance and real estate brokers).

Our marketing and sales activities focus on a targeted group of service and professional businesses resulting from our research which identifies the high priority accounts among the larger population of service and professional businesses in each market region. We use direct mail, advertising, telephone sales, videotapes and other materials emphasizing the benefits of becoming a ValueStar certified business. Our field consultant personnel make certification licensing, renewals and ancillary sales.

We modify our certification and rating fees from time to time. From time to time we also offer discounts, incentives and satisfaction guarantees to applicants and also from time to time extend payment terms on fees. Our fees scale upward with business size and for multiple location businesses. We estimate that each new certifying business provides average annual revenue of approximately $1,500 from all sources.

Once a prospective business agrees to be rated and pays an initial research fee ranging up to $570 (subject to promotional discounts), our research and rating process begins. We conduct a complaint bureau status check, business license verification and insurance verification. We perform customer satisfaction research surveys that are independently audited by the Public Research Institute resulting in a statistically computed rating score. To pass and qualify for ValueStar certification, an applicant must score in the range of very good to outstanding.

At June 30, 1999 we employed 26 full-time equivalent research and rating persons engaged in conducting buyer research and processing new and renewal business certifications.

In order to assure buyers that ratings performed by ValueStar are independent, scientific, accurate and unbiased, we maintain agreements with university partners to audit our customer satisfaction research and reports. In 1992, we engaged The Public Research Institute, an auxiliary unit of San Francisco State University, to perform or audit surveys of each applicant's former customers. In June 1999, we engaged our first regional auditor, the Consumer Law Project of the University of Houston, to audit our customer satisfaction ratings on a regional basis.

All business applicants receive a ValueStar Research and Rating Report with the results of our research. Successful applicants may license the use of the ValueStar Certified mark, pursuant to contractual guidelines specified in the terms of our certification agreement, in their advertising, collateral and sales materials, stationery, signage, announcements, bid forms, etc. A certified business also receives a ValueStar plaque, program manual and labels for their doors and letterhead. Certified businesses are listed in our semi-annual Consumer ValueStar Report publication and on our Internet site.

We structure staffing, territories, training and compensation plans to provide continuity of field consultant contact with each certified business. We provide ongoing training to our employees on new business and renewal development and in methods to support businesses in using ValueStar Certified to improve operations.

Each year we solicit renewals from certified businesses. Each year renewal accounts must pass elements of our research and rating process and every second year they must pass our entire research and rating process.

At June 30, 1999, we had 48 marketing, sales and field consultant persons engaged in making sales to new service providers and promoting our services and brand.

Product Development

To date, our development expenses associated with the design, development and testing of our programs and services have not been material. These expenditures have been included in sales and marketing or general and administrative expenses. In the first quarter of fiscal 2000, we commenced the design, development and testing of an expanded Internet program using existing and new content. The goal of this development is to position ValueStar as the dominant infomediary linking buyers with local service businesses. We plan to capitalize on our existing expertise in customer satisfaction rating systems to create a new Internet service. The completion of development and the launch of this program will require additional personnel and financing. We have not yet determined the timing, requirements and required funding for this program. We expect to spend more than $300,000 in product development costs in the first quarter of fiscal 2000.

Competition

We are not aware of a directly competitive mark or service targeted for a broad range of service industries. However, we expect competitive offerings to develop in the future. We compete for the limited budgets for spending on advertising and promotions among service and professional businesses. Therefore current and potential competition includes Yellow Page publishers, newspapers and periodicals, radio and television stations, Internet directories and other forms of advertising employed in the consumer service marketplace. Other current and potential competitors include referral agencies, telephone services, complaint agencies, service guide publishers, industry specific certification marks and others. The competition for service business advertising and promotional funds is intense. There are a large number of competing firms and a wide variety of product offerings. Most of these firms are substantially larger and have greater financial resources.

The Internet is rapidly evolving and intensely competitive with limited barriers to entry. There are a number of potentially competitive companies engaged in facilitating business on the Internet including providing more security for buyers and greater informational content including service business listings, referrals and information. A number of Internet sites are providing site or business rankings or ratings, for example BizRate.com, deja.com and gomez.com. But to date, most have focused on rating sites or product providers. We expect Internet competition to develop and intensify in the future.

We believe we provide a valuable performance rating our customers can use to distinguish themselves from competitors. We believe ValueStar Certified provides buyers a convenient and easy method of selecting service businesses and improving shopping decisions. The principal competitive factors affecting our market include the quality and nature of our content, ease of buyer use, marketing and sales methods and brand recognition. We are establishing a market awareness and brand recognition in California. Barriers to entry by new competitors are limited and in addition to the direct effects of new competition, new entrants may cause marketplace confusion. This could make sales efforts more difficult and may result in adverse pricing pressure. There can be no assurance we can maintain our competitive position or be able to compete against existing or new competitors in the future. Furthermore, as a strategic response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into new ventures or arrangements that could have a material adverse effect on our business, financial condition and results of operations.

Trademarks, Service Marks and Other Proprietary Rights

We own a U.S. federally registered certification mark on "ValueStar" and the "ValueStar Certified" symbol and have applied for protection on ValueStar in Canada. We have also received a registration for "Only the Best Pass the Test" as a service mark in the U.S. We consider our trademarks and symbol to be material to our business. We intend to vigorously protect and defend our trademarks against infringement and other unauthorized use. We are reviewing with counsel one registration of ValueStar in another field of use that we believe could create consumer confusion in the future. We are not aware of any other significant infringement or other unauthorized use of our trademarks. We cannot assure that we can protect our trademarks and symbol. The loss or infringement of our ValueStar trademark and symbol or our inability to protect our mark adequately would have a material adverse effect on our business and operations. It is possible that competitors or others will adopt service names similar to "ValueStar", thereby impeding our ability to build brand identity and possibly leading to customer and consumer confusion.

We copyright our materials and publications and seek to maintain certain aspects of our business operations as trade secrets. We have developed consumer and business databases, training systems, software and systems that are proprietary. With the increased use of patents to protect service products and techniques, we are currently reviewing the use of patent applications as an additional tool to protect new products and services we are developing. There can be no assurance of future patents or protection.

Government Regulation and Legal Issues

We are not currently subject to direct regulation other than federal and state regulation applicable to businesses generally.

Our operations require that our certification mark only be used by qualifying companies and that its use be discontinued if a business ceases to be a licensee. We vigorously defend our contract rights, including taking legal action as required. As we expand to new areas and our certification becomes more recognized and valuable, it may be increasingly difficult to police unauthorized use of our certification mark or confusing marks.

Although we are not a direct referral service, we may be subject to claims by buyers for the actions of certified businesses. Although we do not believe a claim would have merit, the costs of defense could be substantial. There is no assurance our errors and omissions insurance would adequately cover any claims. To date we have not been subject to any material claims by customers of licensees.

Employees

As of June 30, 1999, we employed 82 full-time persons, of which 6 are in senior management, 48 in marketing and sales, 17 in research and rating, and 10 in accounting and administration. We employ up to 40 part-time personnel from time to time and use outside contractors from time to time for various marketing and other services. None of our employees are represented by a collective bargaining arrangement and we have experienced no work stoppages.
We consider our relations with employees to be favorable.

Our future success will depend in large measure upon the continued contributions of our President and CEO, James Stein, and our ability to attract and retain quality sales and management personnel. We experience competition for qualified sales personnel who are in demand by many competitors and businesses with other sales activities. The loss of the services of Mr. Stein could have a material adverse effect on our business. We entered into a three-year employment contract with Mr. Stein effective July 1, 1998. We own a $3 million "key man" life insurance policy on Mr. Stein, of which $2 million is assigned as collateral for senior debt.


Item 2. Description of Property

Our corporate and operating offices are located in approximately 14,900 square feet of improved office space located at 360 - 22nd Street, Oakland, California. This facility accommodates administration, sales and marketing and research and rating personnel. This facility is leased pursuant to a five-year lease effective June 1999 at a monthly rate of approximately $17,900. This facility is adequate for present operations but should we continue to expand or elect to provide new products or services, then we may require additional space in the future. We have certain rights of first refusal on empty space at our current location. We believe that additional office space at reasonable leaseing rates is available in the greater Oakland area should additional space be required in the future.


Item 3. Legal Proceedings

We are not involved in any threatened or pending legal proceeding other than in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year to a vote of security holders.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

On May 28, 1997 our common stock commenced trading and is quoted on the National Association of Securities Dealers, Inc. ("NASD") OTC Electronic Bulletin Board (symbol "VLST"). The market for our common stock has often been sporadic and limited.

The following table sets forth the high and low bid quotations for the common stock for the fiscal years ended June 30, 1999 and 1998 as provided by the NASD.


                                                           Bid Quotations
                                                          High        Low
                                                          ----        ---
Fiscal Year Ending June 30, 1998
  First Quarter                                         $ 1.4375   $ 0.9375
  Second Quarter                                        $ 1.4375   $ 1.21875
  Third Quarter                                         $ 1.21875  $ 0.90625
  Fourth Quarter                                        $ 0.96875  $ 0.625
Fiscal Year Ending June 30, 1999
  First Quarter                                         $ 0.7813   $ 0.5313
  Second Quarter                                        $ 0.9375   $ 0.625
  Third Quarter                                         $ 1.4375   $ 0.75
  Fourth Quarter                                        $ 1.6563   $ 1.1875


The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The OTC Electronic Bulletin Board, is a screen-based trading system administered by the NASD. Securities traded on the Bulletin Board are, for the most part, thinly traded and subject to special regulations (described below) not imposed on securities listed or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system or on a national securities exchange.

Like that of securities of other small, growth-oriented companies, our shares are expected to experience future significant price and volume volatility, increasing the risk of ownership to investors. Sales of substantial amounts of common stock in the public market by one or more holders could adversely and dramatically affect the prevailing market price of our common stock due to its thinly traded attributes. Future changes in market price and volume cannot be predicted as to timing or extent. Any historical performance that may develop does not guarantee or imply future performance. Future announcements concerning ValueStar or our competitors, quarterly variations in operating results, announcements of technological or service innovations, the introduction of new products or services, changes in pricing policies by us or competitors, litigation relating to services or other litigation, changes in performance estimates by analysts or others, issuances of or registration of additional securities, or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price of small companies and have often been unrelated to the operating performance of particular companies.

Our common stock is defined as a "penny stock" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and rules of the Securities and Exchange Commission thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell our securities to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our shares and thus may also affect the ability of purchasers of shares to resell shares in the public markets.

We had 130 holders of record of our common stock at June 30, 1999, which we believe represents approximately 300 beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future, although we may be obligated to pay stock dividends to our holders of Series A preferred stock.

Recent Sales of Unregistered Securities

No equity securities were sold during the year ended June 30, 1999 under an exemption from the Securities Act that were not previously reported in prior quarterly filings. All such sales were made under an exemption from either
Section 4(2) or Rule 506 of Regulation D under the Securities Act.

Subsequent Sale of Preferred Stock

Subsequent to year end, during July and August we issued 225,000 shares of Series A Convertible preferred stock, par value $.001 for cash of $10 per share for gross proceeds of $2,250,000. Dividends of 8% per annum compounded are payable in additional shares of Series A stock. The dollar amount of Series A stock is convertible into shares of common stock at a conversion price of $2.00 per share and are automatically converted on the occurrence of certain events. The Series A stock has a liquidation preference of $10 per share plus accrued
and  unpaid  dividends.   The  Series  A  stock  has  certain  antidilution  and
registration rights and has voting rights equal to the number of shares of common stock that it is convertible. In addition, as long as there are at least 100,000 shares of Series A stock outstanding, then the holders thereof are entitled to elect one member of our board of directors.

We sold the Series A stock without an underwriter and no commissions were paid.

The Series A stock was offered and sold without registration under the Securities Act solely to "accredited" investors in reliance on the exemption provided by Regulation D and Section 4(2) thereunder and an appropriate legend was placed on the Series A stock and will be placed on the shares issuable on conversion unless registered under the Securities Act prior to issuance.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

We are a research and rating company and have designed a rating system and certification mark, ValueStar Certified(R), for service businesses. Our rating system is designed to enable buyers to quickly determine those local service businesses that have attained the highest level of customer satisfaction. Our ratings are provided on the Internet at www.valuestar.com, in print in the
Consumer   ValueStar   Report  and  through   customer   promotions   and  buyer
interactions.

Our revenues are generated primarily from research and rating fees paid by new and renewal businesses, certification fees from qualified applicants and renewals and from the sale of information products and services. An important aspect of our business model is the recurring nature of revenues from businesses renewing their certification.

Certification fees, ranging from $995 to approximately $2,000 depending on business size, are recognized when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the certification agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue, ranging up to $570, is deferred until the research report is delivered. Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered. From time to time we provide discounts, incentives from basic pricing and payment terms on fees.

We expense research and rating costs as incurred. Costs incurred in printing and distributing our Consumer ValueStar Report publication for buyers, currently published in January and July, and any related revenues are recognized upon publication. Accordingly, the costs and revenues from this publication impact the revenues and costs in our first and third fiscal quarters.

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

Prior to July 1, 1998, we amortized deferred costs on a straight-line basis over twelve months. Based on an ongoing evaluation of the expected period of future benefits from direct-response advertising, we reduced the period of amortization from twelve months to sixty days. Revenues associated with the direct-response advertising costs, which are primarily certification fees from new businesses, are being recognized approximately sixty days after the telemarketing costs are incurred. This change in estimate of the amortization period resulted in a one-time, non-cash increase in selling expenses of $81,788 in the first fiscal quarter ended September 30, 1998.

Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception, we have been growing and developing our business and have incurred losses in each year. At June 30, 1999, we had an accumulated deficit of $8,878,409. There can be no assurance of future profitability.

Effect of Growth in Certified Businesses and Renewals

Our business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. Also, a growing and larger base of certified businesses reduces the costs (relative to revenues) associated with printing and distributing our Consumer ValueStar Report to buyers, maintaining our www.valuestar.com Internet site and providing other services. The marginal fixed costs associated with increased numbers of certified businesses are minimal compared to these base printing, distribution and maintenance costs.

Since considerable portions of our operations are engaged towards the solicitation of new service and professional business applicants, we incur substantial costs towards this activity. Currently, we defer direct telephone sales costs and amortize them at the time of certification, an average of approximately 60 days. Other costs are expensed as incurred.

At June 30, 1999, we had 1,455 certified businesses, compared to 319, 745 and 1,151 licensees on June 30, 1996, 1997 and 1998, respectively. The following table illustrates the changes in certified businesses and renewal rates for the fiscal years ended June 30, 1999 and 1998:

                                                     Fiscal Year Ended June 30,
                                                         1999           1998
                                                         -----          -----
         Licensees - beginning of period                 1,151            745
         Adjustments (1)                                   (46)           (20)
         Licensees up for renewal                        1,105            725
         Renewals                                          682             532
         Renewal Percentage                                 62%            73%
         New licensees                                     773            619
         Licensees - end of period                       1,455          1,151

          (1) Non passing renewals, out-of-period renewals and terminations.


Businesses fail to renew their certification for a variety of reasons including ownership and management changes, insufficient funds to pay for our program and dissatisfaction. We endeavor to communicate and demonstrate the value of our services to business owners on an ongoing basis. Although our renewal rate declined in fiscal 1999 due to our focusing of resources on new market regions and limitations of staffing and funding, we have made changes in our operations resulting in improved renewal rates. During the first two months of fiscal 2000, renewal rates have approximated 67%. Our goal is to maintain renewal rates in the 65% to 70% range.

As a market region matures and we attain a larger base of certified businesses, fixed and indirect costs decline as a percentage of revenues. New market regions provide additional revenues to cover certain base fixed selling, marketing, administration and overhead costs. Our more established Northern California market has achieved a base of certificate holders sufficient to provide positive regional operating margins (prior to allocation of corporate administration, overhead and elective advertising and promotion costs). We believe we could reduce operating costs to achieve break-even operations on reduced levels of new sales and by maintaining the existing base of renewing businesses in California. However, any dramatic cutbacks would curtail growth and our ability to expand in the future.

Future operations are impacted by changes in cost structure and elections regarding advertising, promotions and growth rates (due to the lower margins in the first year). We have recently increased numbers of sales, marketing and support personnel. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

During the last fiscal year (ended June 30, 1999), we added personnel, upgraded computer systems and increased overhead to support expansion into new market regions. This increased our operating losses. Our personnel have grown from 44 full-time persons at June 30, 1998 to 82 full-time persons at June 30, 1999. We also incurred marketing, selling and administrative costs in connection with new region startups contributing to our larger operating losses.

At June 30, 1999, we had 452 (424 new and 28 renewal) business customers in the application and rating phase compared to 410 (349 new and 61 renewal) at June 30, 1998. The total at June 30, 1999, represents approximately 60 days sales. We recently installed new hardware, software and systems to more automate our research and rating process and have reduced average the rating processing time. Business customers in the rating phase are expected to represent approximately $300,000 of revenues that should be recognized in the first quarter of fiscal 2000 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our Consumer ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $2,329,219 for the fiscal year ended June 30, 1999, a 45% increase over revenues of $1,601,406 for the prior fiscal year. During fiscal 1999, certification fees accounted for 76% of revenue, the same as the prior year. The growth in revenues is the result of our regional expansion, improved new sales velocity and the impact of a larger base of business member renewals in Northern California. Revenues for the fourth fiscal quarter ended June 30, 1999, were $559,466 compared to $508,829 for the prior year comparable quarter or a 10% increase. We believe this limited increase in the fourth quarter was due in part to the delays and disruption of our move to new facilities near the end of the fourth quarter.

Revenues for the year from premium listings in our Consumer ValueStar Report and on our Web site were $222,100, an increase of 112% over the $104,640 for the prior year. The increase resulted from expanded distribution and more aggressive marketing of listings.

Our revenues can vary from quarter to quarter due to (a) the impact of distributing the semi-annual Consumer ValueStar Report to buyers, (b)
seasonality, (c) effectiveness of sales methods and promotions, (d) levels of expenditures targeted at prospective businesses, (d) the numbers of certificate holders up for renewal, (e) renewal rates, (f) pricing policies, (g) timing of completion of research and ratings, and (h) other factors, some of which are beyond our control.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products. Cost of revenues represented 44% of sales during the fiscal year ended June 30, 1999 (58% in the fourth quarter), an increase from 36% for the fiscal year ended June 30, 1998 (33% for the fourth quarter). We made changes in fiscal 1999 to make our ratings more timely and efficient. However, during the last quarter of the year we incurred increased rating costs on a higher number of businesses that elected not to become certified, primarily in new markets where the value of our services is less recognized. We have increased our training of field personnel and during the first two months of fiscal 2000 have improved our certification rates. We also believe our move to new facilities impacted rating operations during the fourth quarter increasing costs. We have made operating changes to address this matter and believe we can improve percentage results in the future. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Selling costs for the fiscal year ended June 30, 1999, were $1,776,390, or 76% of revenues, compared to $902,320, or 56% of revenues for the prior year. The current year's first quarter included an $81,788 one-time, non-cash expense resulting from the change in estimate for deferred costs. Also in fiscal 1999 we commenced rating businesses in seven new market regions, incurring an estimated $300,000 of non-deferred selling costs associated with early startup of these regions. New market regions provide only nominal revenues in the first quarter of opening due to the approximately 60 to 90 day lag from selling activities to initial revenues. Other than direct targeted telemarketing costs, we expense selling costs as incurred. We expect selling costs as a percentage of revenues will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of new market regions opened and other factors, some beyond our control.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $778,435, or 33% of revenues during fiscal 1999, comparable to $746,639, or 47% of revenues for fiscal 1998. Included in marketing and selling expenses are printing and distribution costs of our Consumer ValueStar Report publication targeted at buyers. Printing and distribution costs of $266,000 in fiscal 1999 compared to the fiscal 1998 total of $232,000, as we printed and distribute more copies with additional pages. During fiscal 1999, we expended $206,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $310,000 was employed in the prior year. We limited media spending during fiscal 1999 due to limited financial resources. During fiscal 1999, we expended $134,000 on promotions compared to $49,000 for the prior year with the increase due to an increased number of promotions in the period. Generally, the first and third fiscal quarters have increased costs because our Consumer ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of our Consumer ValueStar Report and decisions regarding paid advertising, public relations and market and brand awareness efforts. We anticipate continuing to make significant expenditures on marketing and promotion efforts to support a growing business base but anticipate these costs will decrease as an annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $1,802,564 or 77% of revenues for the year ended June 30, 1999, compared to $827,955 or 52% of revenues for the prior year, an increase of $974,609. The major increases include a $478,000 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with regional expansion; a $341,000 increase in occupancy and telephone costs due to additional personnel and expanded operations; a $51,000 increase in bad debt and guarantee provisions versus the prior comparable period; an $80,000 increase in depreciation due to additional equipment; and a $31,000 increase in travel and entertainment due to expanded operations. General and administrative costs increased to $577,147 or 103% of revenues during the fourth quarter of fiscal 1999 compared to $265,719 or 52% of revenues for the prior year's fourth quarter. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support future growth, increased general computer, operating, occupancy and corporate costs.

To date, our development expenses associated with the design, development and testing of our programs and services have not been material. These expenditures have been included in sales and marketing or general and administrative expenses. In the first quarter of fiscal 2000 we commenced the design, development and testing of an expanded Internet program using existing and new content. We expect to spend more than $300,000 in product development costs in the first quarter of fiscal 2000 and segregate these costs as product development costs. Future levels of product development expenses will depend on decisions and factors not currently estimable by our management.

We incurred interest expense for the year ended June 30, 1999 of $395,890 that included $114,506 of non-cash amortization of bond discount and accrued paid-in-kind interest. Interest for the prior comparable year was $119,023. The increase resulted from the significant additions to our debt to finance growth and our related losses.

Net Loss. We had a net loss of $3,459,744 for the fiscal year ended June 30, 1999, compared to a loss of $1,577,181 for the fiscal year ended June 30, 1998. Our increased loss is attributable primarily to (a) increased selling costs resulting from the expansion of sales personnel to new market regions and (b) increased general and administrative costs associated with additional management and support for new market regions. We anticipate we will continue to experience operating losses until we achieve a critical mass base of renewing certificate holders. We are increasing our business volume (new and renewal certifications) and future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we obtain a sufficient base of new and renewal business certifications to support our operating and corporate costs. There can be no assurance we can sustain renewal rates or achieve a profitable base of operations.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $2,941,846 for the year ended June 30, 1999 and $1,629,721 for the year ended June 30, 1998. At June 30, 1999, we had a working capital deficit of $1,278,287, including $1,032,664 representing the current portion of long-term debt. For the year ended June 30, 1999, our negative cash flow from operating activities was due primarily to our continued operating losses, expansion to new market regions, addition of new executive management and investment in business growth. At June 30, 1999, our net accounts receivables were $409,806, representing approximately 64 days of revenues and an annualized turnover ratio of approximately 5.7 times. This compares favorably to approximately 82 days of revenues and turnover of approximately 4.4 times at June 30, 1998. Our improved turnover and reduced accounts receivable level results primarily from increased revenues and more diligent collection efforts. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide certifying companies on certain fees. At June 30, 1999, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of common equity and debt financing. On March 31, 1999 we obtained net proceeds of $2,310,000 from the sale of secured promissory notes. Also during the year ended June 30, 1999, we obtained $545,000 in net note and debt financing and $623,750 from common stock sales. In July and August 1999, we sold $2,250,000 of Series A preferred stock for cash. These funds are being used for operations and product development. We have no commitments for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times converted debt funds to equity financing on terms of new forms of financing. There can be no assurance that shareholders or directors or others will provide any future financing to ValueStar.

Other than cash on hand of $270,149 at June 30, 1999, net accounts receivable of $409,806, and the proceeds from the sale of Series A stock, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

We have expanded operations into additional new market regions with seven additional regions in the last fifteen months (total of eight in the aggregate). There can be no assurance we can successfully penetrate the business community in new market regions. We expect that we will require a minimum of $3 million of additional capital to finance operations during the next twelve months. This estimate is based on the first fiscal 2000 quarter level of operations, anticipated renewal revenues, anticipated sales levels in current markets, and budgeted product development and operating costs. To expand into new market regions or launch new products or services, we would require additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures and general operations. We may also have to curtail the number of market regions in which we operate, with more reliance on more established market regions providing potentially higher profitable renewals. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

New Accounting Pronouncements and Issues

The Financial Accounting Standards Board has issued new pronouncements as discussed in the footnotes to our financial statements. As discussed in the notes to our financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

On September 28, 1998, the SEC issued a press release and stated that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure;" for all publicly-traded companies. In response the SEC's Division of Corporation Finance has established an Earnings Management Task Force to focus staff resources on the review of filings where potential earnings management issues may be present. Until such time as the SEC staff issues interpretative guidelines, it is unclear what, if any, impact such interpretative guidance and review of filings will have on our current accounting practices. Our practices have been consistently applied since our initial filing and review by the SEC in 1997. However, the potential changes in accounting practice being considered by the SEC staff, if applied to certifications in a manner different than currently recognized by us, could have a material impact on the manner in which we recognize revenue. Any changes would have no effect on reported cash flow or the economic value of our certification business.

Year 2000 Readiness Disclosure

We are aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as the computer operation of virtually every company will be affected in some way which could lead to business disruptions in the U.S. and internationally.

We have identified the following areas that could be impacted by the Year 2000 issue. They are (a) our products, (b) internally used systems and software,
(c)products or services provided by key third parties, and (d) the inability of certifying businesses and prospective customers to process business transactions relating to certifying revenue and product sales.

During the first calendar quarter ended March 31, 1999, we completed an initial review of our internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs that are primarily packaged third party "off-the-shelf" software programs. As a result of this review, we have identified certain systems which require further review and probable upgrades to be Year 2000 ready, the costs of which are included in our estimates outlined below. We are currently evaluating new business software applications and one major selection and evaluation criterion is full compliance with Year 2000. We do not believe our certification and other products have any material Year 2000 problems.

In addition, we are in the process of assessing the compliance of our customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on our future results of operations or financial condition.

Total costs relating to our compliance efforts, based on management's best estimates range from $10,000 to $20,000, consisting primarily of obtaining, installing and testing new computers and upgrades of third party "off-the-shelf" software programs. To date, there have been no material direct out-of-pocket costs. Maintenance or modification costs will be expensed as incurred, while the costs of new computers or software will be capitalized and amortized over the respective useful life.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver certifications and products, send invoices or engage in similar normal business activities at our office or with our vendors and suppliers. If we determine certain suppliers are not Year 2000 compliant, we may have to arrange for alternative sources of supply and the stockpiling of inventory (mainly brochures) in the fall of 1999 in preparation for the Year 2000. We cannot estimate at this time the cost or effect on our financial condition of any stockpiling of inventory. We currently do not have any other contingency plans with respect to potential Year 2000 failures of our suppliers or customers and at the present time, after an initial evaluation, we do not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

The information set forth above under this caption "Year 2000 Readiness Disclosure" relates to our efforts to address the Year 2000 concerns regarding our (a) operations, (b) products and technologies licensed or sold to third parties and (c) major suppliers and customers. Such statements are intended as Year 2000 Statements and Year 2000 Readiness Disclosures and are subject to the "Year 2000 Information Readiness Act."

Tax Loss Carryforwards

As of June 30, 1999, we had approximately $8 million of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

Business Risks

This report contains a number of forward-looking statements that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "goal," "objective" and similar expressions identify forward-looking statements. Readers are cautioned to consider the specific risk factors described below and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

         Because We Have a History of Losses and Anticipate Continued Losses in Fiscal 2000, We May Not Have Sufficient Capital - We have incurred significant operating losses since our inception and anticipate a continuation of losses in fiscal 2000. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a number of factors, many of which are outside our control. There can be no assurance that we can achieve profitable operations. We will require additional capital to continue our operations and growth. The failure to obtain additional capital would require us to curtail growth and operations that would adversely impact operating results.

         We May Not be Able to Continue as a Going Concern Without Additional Capital - Our ability to continue as a going concern is dependent upon achieving and maintaining profitable operations, cutting back on the rate of growth or obtaining additional capital. Our reliance upon debt and equity financing to fund losses from operations and cash flow deficits, our material net losses and cash flow deficits from operations and the possibility that we may be unable to meet our debts as they come due, raise doubt about our ability to continue as a going concern. If we are unable to obtain additional capital or reduce growth and operating costs to achieve operating stability, we may not be able to continue as a going concern.

         Additional Funding May Dilute Shareholders - Additional financing may not be available on favorable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. Our future capital requirements are not known and depend upon numerous factors, including the rate we expand, results of operations, the extent we develop and launch new products and services, the effects of competition and other factors, many of which are outside our control.

         Terms of Recent Financings May Result in Adverse Consequences to Shareholders in the Future - We have entered into a senior secured debt financing and a convertible preferred financing of which three institutional investor control a majority of each series of securities. These securities contain terms and conditions that, although customary in our opinion for a company in our circumstances and associated financial condition, could have adverse consequences to shareholders. The three institutional investors have the ability to enforce certain rights or remedies, including the following:

                  o The three institutional investors effectively have the right through a voting agreement entered into in connection with our recent debt financing and the terms of the Series A preferred stock to appoint three directors to ValueStar's board. Although we have authorized five director positions, at the current time we have four directors. The preferred shareholders have appointed one director. Should the senior note holders elect to appoint two additional directors, then these investors could effectively change control of the company. This could have an adverse impact on current shareholders as the interests of the senior debt and preferred shareholders may differ from those of common shareholders.

                  o The senior debt investors received warrants. Prior to a qualifying public offering, qualifying sale or a qualifying senior stock market listing, in the event of a sale or disposition of ValueStar or substantially all of our assets, the number of shares of common stock for which the warrants may be exercised may be increased, without a corresponding increase in the aggregate consideration. This would provide additional consideration to warrant holders based on a revenue-based valuation. This could significantly reduce the proceeds available to other common shareholders from a sale.

                  o The senior debt warrant holders have "Drag Along Rights". Until a qualifying public offering or sale is completed by ValueStar or a qualifying market listing is achieved, then upon either (a) a change in control, or (b) the loss of Mr. Stein as President without a replacement acceptable to the warrant holders, or (c) a non-qualifying public offering, or
                           (d) certain defaults under the senior notes, and (e) at any time between April 2004 and April 2009 (unless the rights are earlier terminated), the warrant holders may seek a buyer for ValueStar or its assets and ValueStar and three of our current directors (Jim Stein, Jerry E. Polis and James A. Barnes) are obligated to cooperate and take such actions to complete a sale, consistent with their fiduciary duties. Upon such a sale, the warrants may be exercised for additional common shares resulting in additional dilution and less proceeds to existing shareholders. This dilution could be material should the Drag Along Rights become exercisable and subsequently exercised by the warrant holders.

                  o The securities contain a number of provisions, including antidilution provisions, registration rights and equity and debt preemptive rights. Upon the occurrence of future events, these provisions could be dilutive to shareholders. Also should the holders elect to exercise their registration rights and sell large amounts of securities in the market this could have an adverse effect on the price of our shares.

                  o Our senior debt agreement contains a number of restrictive covenants. There can be no assurance we can stay within such restrictions and failure to do so without waivers from the lenders could result in an acceleration in the term of senior debt. Should our senior debt be accelerated, it is unlikely that we could continue as a going concern and we may be required to seek bankruptcy protection. This would have a material adverse impact on shareholders. The debt holders have waived from time to time certain restrictions and amended or waived certain financial covenants.

         The documents related to the debt financing were filed as exhibits to our Form 8-K dated April 13, 1999. The documents related to the Series A preferred stock financing are filed as exhibits to this Form 10-KSB.

         Competition and Technological Changes May Affect Our Business - The possibility exists that a business rating service and certification mark similar to or competitive to ours will be developed. It is also possible that future competition will try to duplicate our concept. We could face head-on competition from vastly larger and better financed companies with the means to launch a high-impact campaign locally or nationally. Technological changes in the manner of selecting service businesses and communicating information to consumers could also have a negative impact on our business. As a provider of consumer information through the Internet and various media, we will be required to adapt to new and changing technologies. There can be no assurance that our services will remain viable or competitive in the face of technological change.

         We Depend on Our President and CEO as the Public Image of ValueStar - We are substantially dependent upon the experience and knowledge of our President and CEO, James Stein. Mr. Stein is becoming a leader in customer satisfaction issues and is our public spokesperson for events, including customer meetings and various radio and television appearances. The loss of Mr. Stein could be detrimental to the our development, especially since we may not have the funds to hire a replacement with the requisite expertise. We have a $3 million key-man life insurance policy on Mr. Stein of which $2 is assigned to our senior debt holders.

         We Rely on Third Parties for Important Services - Our operations depend on a number of third parties. We have limited control over these third parties and other than Public Research Institute, we have no long-term relationships with them. We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our Web site to the Internet. Disruption, temporary or prolonged, of our Web site could have a material adverse effect on our business. We are dependent on third parties for printing and distribution of our Consumer ValueStar Report. Failure to maintain satisfactory relationships on acceptable commercial terms with these third parties could affect the timing and quality of our services to customers and adversely affect our operating results.

         We are Developing New Markets with No Proven Acceptance - Although we believe the factors driving our business acceptance in the California market are similar throughout the United States, there can be no assurance of widespread acceptance. As a new and evolving business format, demand and market acceptance are subject to a high level of uncertainty. We believe the evolution of our business will depend in part on increasing brand recognition. Development and awareness of our rating brand will depend on co-branding, with certified businesses and our success in maintaining our position as a leader in the rating of local service businesses.

         The Failure to Establish the ValueStar Brand Would Impair our Competitive Position - We are highly dependent on establishing and maintaining our brand. Any event or circumstance that negatively impacts our brand could have a direct and material adverse effect on our business, results of operations and financial condition. As competition develops, we believe that brand strength will become increasingly important. The reputation of our brand will depend on our ability to provide quality services to our customers and maintain quality and the integrity of our rating and certification service to businesses and consumers. We cannot assure you we will be successful in maintaining our brand and delivering quality to customers and consumers. If customers and consumers are not satisfied, their negative experiences might result in publicity that could damage our reputation and our competitive position could suffer.

         We Face Risks in Managing a Growing and Changing Business - We continue to experience changes in our operations resulting from expansion of our business and other factors which have and may place demands on our administrative, operational and financial resources. Our future performance will depend in part on our ability to manage growth and to adapt our administrative, operational and financial control systems to the needs of an expanding entity. The failure of our management to anticipate, respond to and manage changing business conditions could have a material adverse effect on ours business and results of operations. Future growth will also require additional management. There can be no assurance we can attract appropriate personnel in the future to manage a growing and changing business.

         We Need to Protect Our Trademarks and Intellectual Property - We regard our trademarks, copyrights, trade secrets and similar intellectual property as critical to our success. We rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and contractual provisions with certain employees and third parties to establish and protect our proprietary rights. There can be no assurance that third parties will not infringe upon or misappropriate our proprietary rights. Any misappropriation by competitors or unauthorized use by service businesses of the trademark ValueStar or the ValueStar Certified certification mark could have a material adverse impact on our operations. A number of companies claim proprietary rights to certain aspects of Internet operations. Although we are not aware of any aspect of our operations that may infringe on the rights of other companies, there is no assurance these claims will not arise in the future. Although we have limited resources to protect our rights, we intend to take aggressive actions to protect our certification mark.

         Year 2000 Compliance Issues Could Adversely Impact our Business - We have identified certain of our systems which require further review and probable upgrades to be Year 2000 ready. We are evaluating new business software applications and one major selection and evaluation criterion is full compliance with Year 2000. We are assessing the compliance of our customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, known or unknown errors or defects that affect the operation of our software and systems and those of third parties and customers, could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, damage to our reputation, increased operating costs, and litigation costs, any of which could harm our business.

         We May Become Subject to Government Regulation- We are not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, the liability for Internet content is an evolving area of litigation and regulation and our operations may be impacted by litigation and regulation in the future.

         We May Face Legal Uncertainties That Could Harm Our Business - We may be subject to claims by consumers for the actions of certified businesses. Although we do not believe a claim would have merit, the costs of defense could be substantial. There is no assurance our errors and omissions insurance would adequately cover any claims. In addition to the direct legal and defense costs, litigation could negatively impact our reputation and make selling to and certifying businesses more difficult.

         Stock Trading Risks and Uncertainties  Increase Risk to Investors - See
         Part II - Item 5 "Market for Common Equity and Related Stockholder Matters."

Item 7. Financial Statements

The consolidated financial statements of the ValueStar required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 24.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

The information called for by Items 9, 10, 11 and 12 of Part III of Form 10-KSB (consisting of Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management, and Item 12 - Certain Relationships and Related Transactions) is incorporated by reference from ValueStar's definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-KSB. Each exhibit not marked with an asterisk is incorporated by reference to the exhibit of the same number (unless otherwise indicated) previously filed by us as indicated below.

         Exhibit
         Number                     Description of Exhibit
         ------                     ----------------------
         3.1 Articles of Incorporation of the Carson Capital Corporation (Colorado) as filed on January 28, 1987 and filed as Exhibit
                 2.1 to the Company's Registration Statement on Form 10-SB, as amended.

         3.1.1   Amendment  to Articles of  Incorporation  as filed on September
                 21,  1992  and  filed  as  Exhibit   2.1.1  to  the   Company's
                 Registration Statement on Form 10-SB, as amended.

         3.1.2 Amendment to Articles of Incorporation as filed on April 24, 1997 and filed as Exhibit 2.1.2 to the Company's Registration Statement on Form 10-SB, as amended.

         3.2 Bylaws of the Company filed as Exhibit 2.2 to the Company's Registration Statement on Form 10-SB, as amended.

         3.3* Certificate of Designation of Series A Convertible preferred stock filed with the State of Colorado on July 21, 1999.

         4.1 Form of Certificate evidencing common stock of the Company filed as Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, as amended.

         4.3 Form of 12% Promissory Note with Non-Detachable Stock Purchase Warrants Due March 31, 2001 as amended and restated (aggregate of $100,000 principal with two lenders) (individual agreements differ as to payee) and filed as Exhibit 4.3 to the Company's Form 10-KSB for the year ended June 30, 1998.

         4.4 Form of Stock Purchase Warrant dated April 30, 1997 granted to five persons exercisable into an aggregate of 150,000 common shares at $0.75 per share until April 30, 2002 (Individual warrants differ as to holder and number of shares) filed as
                 Exhibit 3.4 to the Company's Registration Statement on Form 10-SB, as amended.

         4.5 Form of Stock Purchase Warrant dated June 30, 1997 granted to three investors exercisable into an aggregate of 200,000 common shares at $1.25 per share until June 30, 2002 filed as Exhibit
                 3.5 to the Company's Registration Statement on Form 10-SB, as amended.

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

         4.8 Form of Stock Purchase Warrant dated December 12, 1997 granted to three investors exercisable into an aggregate of 200,000 common shares at $1.25 per share until December 31, 2002
                 (individual warrants differ as to number and holder). Officer/director James A. Barnes is holder of a warrant on 20,000 of these shares. Filed as Exhibit 4.8 to the Company's Form 10-QSB for the quarter ended December 31, 1997.

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

         4.14 Stock Purchase Warrant between the Company and Jackson Strategic, Inc. dated May 18, 1998 (for 50,000 shares exercisable at $1.75 per share) filed as Exhibit 4.14 to the Company's Form 10-KSB for the year ended June 30, 1998.

         4.15 Stock Purchase warrant between the Registrant and Viking Group, L.L.C., dated October 20, 1998 (for 200,000 shares exercisable at $0.75 per share) filed as Exhibit 4.15 to the Company's Registration Statement on Form S-3 dated October 27, 1998.

         4.16 Form of Stock Purchase Warrant granted in December 1998 and January 1999 to seven investors exercisable into an aggregate of 500,000 common shares at $1.00 per share until December 31, 2003 (individual warrants differ as to number, date and holder) filed as Exhibit 4.16 to the Company's Form 10-QSB for the quarter ended December 31, 1998. Officer/director James A. Barnes is the indirect holder of a warrant on 25,000 of these shares.

         4.17 Note Purchase Agreement between the Company's wholly-owned subsidiary (ValueStar, Inc.) and three institutional investors dated March 31, 1999 filed as Exhibit 4.17 to the Company's report on Form 8-K dated April 13, 1999.

         4.17.1* First Amendment to Note Purchase  Agreement dated September 20,
                 1999  between  the  Company  and  the  Company's   wholly-owned
                 subsidiary (ValueStar, Inc.) and three institutional investors

         4.18 Form of 8% Senior Note dated March 31, 1999 between ValueStar, Inc. and three institutional investors for an aggregate of $2.45 million (individual notes differ as to holder and amount) filed as Exhibit 4.18 to the Company's report on Form 8-K dated April 13, 1999.

         4.19 Shareholder Agreement between the Company, three institutional investors and certain stockholders of the Company dated March 31, 1999 filed as Exhibit 4.19 to the Company's report on Form 8-K dated April 13, 1999.

         4.19.1* Waiver Agreement between the Company, three institutional investors and certain stockholders of the Company dated July 21, 1999.

         4.20 Warrant Purchase Agreement between the Company, three institutional investors and certain stockholders of the Company dated March 31, 1999 filed as Exhibit 4.20 to the Company's report on Form 8-K dated April 13, 1999.

         4.21 Form of A, B and C Warrants issued by the Company to three institutional investors dated March 31, 1999 (individual warrants differ as to holder and number) filed as Exhibit 4.21 to the Company's report on Form 8-K dated April 13, 1999.

         4.22 Security Agreement dated March 31, 1999 between ValueStar, Inc. and three institutional investors filed as Exhibit 4.22 to the Company's report on Form 8-K dated April 13, 1999.

         4.23 Trademark Security Agreement dated March 31, 1999 between ValueStar, Inc. and three institutional investors filed as
                 Exhibit 4.23 to the Company's report on Form 8-K dated April 13, 1999.

         4.24 Form of Stock Purchase Warrant dated March 31, 1999 issued to two individuals by the Company for an aggregate of 152,728 shares of common stock at an exercise price of $1.375 (individual warrants differ as to holder) filed as Exhibit 4.24 to the Company's report on Form 8-K dated April 13, 1999.

         4.24.1* Form of First  Amendment to Stock Purchase  Warrant dated March
                 31, 1999. The Amendment is dated effective July 15, 1999.

         4.25* Stock Purchase Warrant dated June 30, 1999 between the Company and Davric Corporation for an aggregate of 30,000 common shares at an exercise price of $1.50 per share.

         4.26* Form of Series A preferred stock Purchase Agreement dated as of July 21, 1999 between the Company and purchasers of Series A stock (including two directors).

         4.27* Form of Registration Rights Agreement and Shareholders Agreement Amendment dated July 21, 1999 between the Company, senior note holders, two directors and Series A stock purchasers.

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

        10.2.1   Standard form of Incentive Stock Option Plan Agreement filed as
                 Exhibit 6.2.1 to the Company's Registration Statement on Form 10-SB, as amended

        10.3(1)  1992  Non-Statutory  Stock Option Plan, As Amended and filed as
                 Exhibit 6.3 to the Company's Registration Statement on Form 10-SB, as amended

        10.3.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.3.1 to the Company's Registration Statement on Form 10-SB, as amended

        10.4 Employment Agreement between the Company and James Stein dated as of July 1, 1998 filed as Exhibit 10.4 to the Company's Form 10-KSB for the year ended June 30, 1998.

        10.5* Office Lease between the Company's Subsidiary and Broadlake Partners dated April 20, 1999.

        10.6     (not used)

        10.7     1996 Stock  Option  Plan,  as amended and restated and filed as
                 Exhibit 6.7 to the Company's Registration Statement on Form 10-SB, as amended

        10.7.1   Standard  form of 1996  Stock Plan  Agreement  filed as Exhibit
                 6.7.1 to the Company's Registration Statement on Form 10-SB, as amended

        10.8 1997 Stock Option Plan filed as Exhibit 6.8 to the Company's Registration Statement on Form 10-SB, as amended

        10.8.1   Standard  form of 1997  Stock Plan  Agreement  filed as Exhibit
                 6.8.1 to the Company's Registration Statement on Form 10-SB, as amended

        10.8.2 First Amendment to 1997 Stock Option Plan dated March 31, 1998 and filed as Exhibit 10.8.2 to the Company's Form 10-KSB for the year ended June 30, 1998.

        10.9 1997 Employee Stock Compensation Plan filed as Exhibit 6.9 to the Company's Registration Statement on Form 10-SB, as amended

        10.10 Form of Non-Qualified Stock Option Agreement dated as of July 6, 1998 between the Company and three directors covering an aggregate of 200,000 shares (individual agreements vary as to number of shares and holder, Mr. Stein as to 100,000 shares and Mr. Polis and Mr. Barnes as to 50,000 shares each) filed as
                 Exhibit 10.10 to the Company's Form 10-KSB for the year ended June 30, 1998.

        10.11 Promissory Note between the Company and Davric Corporation dated August 14, 1998 filed as Exhibit 10.11 to the Company's Form 10-KSB for the year ended June 30, 1998.

        10.12 Promissory Note between the Company and Davric Corporation dated November 15, 1998 filed as Exhibit 10.12 to the Company's Form 10-QSB for the quarter ended December 31, 1998.

        10.12.1* First  Amendment  to  Promissory  Note  between the Company and
                 Davric Corporation dated June 30, 1999.

        10.13    Press  release  issued by the Company on April 1, 1999 filed as
                 Exhibit 10.13 to the Company's Form 8-K dated April 13, 1999.

        21.1*    Subsidiary of the Company

        23.1*    Consent of Moss Adams LLP

        27.1*    Financial Data Schedule

-----------------------
        *        Filed herewith.
        (1)      Indicates management contract or compensatory plan.


(b) Reports on Form 8-K.

The Company filed one report on Form 8-K during the last fiscal quarter of the year ended June 30, 1999. The report dated April 13, 1999 reported an Item 5 event related to placement of $2.45 million of senior debt.

--------------------------------------------------------------------------------


                              VALUESTAR CORPORATION

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998









--------------------------------------------------------------------------------

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

     Notes to financial statements...........................................F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
Valuestar Corporation


We have audited the accompanying consolidated balance sheet of Valuestar Corporation, as of June 30, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements as of and for the year ended June 30, 1999, present fairly, in all material respects, the financial position of the Company as of June 30, 1999, and the results of its operations and cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses and its inability to generate sufficient cash flows from operations to meet its obligations raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Moss Adams LLP

Santa Rosa, California
August 9, 1999,  except for Note 15,
      which is as of August 30, 1999



                                                                        Page F-1

                                                           VALUESTAR CORPORATION
                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 1999

--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $   270,149
     Receivables                                                        409,806
     Inventory                                                            4,008
     Prepaid expenses                                                    59,446
                                                                    -----------

             Total current assets                                       743,409

PROPERTY AND EQUIPMENT                                                  501,605

DEFERRED COSTS                                                          100,839

INTANGIBLE AND OTHER ASSETS                                             194,130
                                                                    -----------

             Total assets                                           $ 1,539,983
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $   461,825
     Accrued liabilities and other payables                             189,759
     Deferred revenues                                                   27,430
     Note payable - shareholder                                         280,000
     Current portion of capitalized leases                               30,018
     Current portion of long-term debt                                1,032,664
                                                                    -----------

             Total current liabilities                                2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                       113,541

LONG-TERM DEBT, net of current portion                                1,795,438
                                                                    -----------

             Total liabilities                                        3,930,675
                                                                    -----------

STOCKHOLDERS' DEFICIT
     Common stock, $.00025 par value; 20,000,000 shares
         authorized, 9,374,132 shares issued and outstanding              2,344
     Additional paid-in capital                                       6,485,373
     Accumulated deficit                                             (8,878,409)
                                                                    -----------

             Total stockholders' deficit                             (2,390,692)
                                                                    -----------

             Total liabilities and stockholders' deficit            $ 1,539,983
                                                                    ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                           VALUESTAR CORPORATION
                                           CONSOLIDATED STATEMENTS OF 0PERATIONS
                                              Years Ended June 30, 1999 and 1998

--------------------------------------------------------------------------------


                                                      1999              1998
                                                  -----------       -----------

REVENUES                                          $ 2,329,219       $ 1,601,406
                                                  -----------       -----------

OPERATING EXPENSES
     Cost of revenues                               1,035,401           580,041
     Selling                                        1,776,390           902,320
     Marketing and promotion                          778,435           746,639
     General and administrative                     1,802,564           827,955
                                                  -----------       -----------

                                                    5,392,790         3,056,955
                                                  -----------       -----------

LOSS FROM OPERATIONS                               (3,063,571)       (1,455,549)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
     Interest expense                                (395,890)         (119,023)
     Miscellaneous                                       (283)           (2,609)
                                                  -----------       -----------

                                                     (396,173)         (121,632)
                                                  -----------       -----------

NET LOSS                                          $(3,459,744)      $(1,577,181)
                                                  ===========       ===========

LOSS PER COMMON SHARE                             $     (0.39)      $     (0.19)
                                                  ===========       ===========

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                    8,966,203         8,500,228
                                                  ===========       ===========



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                                                                VALUESTAR CORPORATION
                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                   Years Ended June 30, 1999 and 1998

---------------------------------------------------------------------------------------------------------------------
                                                       Common Stock           Additional
                                                 -------------------------     Paid-in     Accumulated
                                                   Shares        Amount        Capital       Deficit         Total
                                                 -----------   -----------   -----------   -----------    -----------
Balance, June 30, 1997                             8,326,246   $     2,082   $ 3,759,351   $(3,841,484)   $   (80,051)

Sale of stock at $1.00 per unit, consisting
    of one share and one warrant                     220,000            55       219,945          --          220,000
Conversion of debt to stock at $1.00 per unit,
    consisting of one share and one warrant           30,000             7        29,993          --           30,000
Stock issued for services at $.96875 per share        91,250            23        88,375          --           88,398
Stock on option exercise at $.50 per share            15,000             4         7,496          --            7,500
Issuance of warrants for bank guarantee                 --            --          20,000          --           20,000
Issuance of warrants with debt                          --            --         118,000          --          118,000
Issuance of warrants for services                       --            --           4,000          --            4,000
Net loss                                                --            --            --      (1,577,181)    (1,577,181)
                                                 -----------   -----------   -----------   -----------    -----------

Balance, June 30, 1998                             8,682,496         2,171     4,247,160    (5,418,665)    (1,169,334)

Sale of stock at $1.00 per unit, consisting
    of one share and one warrant                     500,000           125       499,875          --          500,000
Exercise of warrants at $0.75 per share              150,000            37       112,463          --          112,500
Options exercised at $0.75 per share                  15,000             4        11,246          --           11,250
Conversion of debt to stock
    at $1.00 per share                                26,636             7        26,629          --           26,636
Issuance of warrants with debt                          --            --       1,520,000          --        1,520,000
Issuance of warrants for services                       --            --          60,000          --           60,000
Issuance of options for services                        --            --           8,000          --            8,000
Net loss                                                --            --            --      (3,459,744)    (3,459,744)
                                                 -----------   -----------   -----------   -----------    -----------

Balance, June 30, 1999                             9,374,132   $     2,344   $ 6,485,373   $(8,878,409)   $(2,390,692)
                                                 ===========   ===========   ===========   ===========    ===========


The accompanying notes are an integral part of these financial statements.
----------------------------------------------------------------------------------------------------------------------
                                                                                                             Page F-4

                                                                   VALUESTAR CORPORATION
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Years Ended June 30, 1999 and 1998

----------------------------------------------------------------------------------------
                                                               1999            1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(3,459,744)   $(1,577,181)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
            Depreciation                                         89,988         11,125
            Amortization of intangible assets                     7,657           --
            Amortization of bond discount                        84,645         12,532
            Change in allowance for doubtful accounts           (30,921)        45,000
            Accrued interest included in long-term debt          29,861           --
            Warrants and options issued for services             68,000         24,000
            Common stock issued for services                       --           88,398
         Changes in:
            Receivables                                         (17,516)      (110,827)
            Inventory                                            20,388          3,467
            Prepaid expenses                                    (55,544)         3,133
            Deferred costs                                       30,091          3,155
            Other assets                                        (17,890)          --
            Accounts payable                                    264,415       (175,816)
            Accrued liabilities and other payables               44,314         38,993
            Deferred revenues                                       410          4,300
                                                            -----------    -----------
                Net cash used by operating activities        (2,941,846)    (1,629,721)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                       (381,326)       (18,400)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                                623,750        227,500
     Proceeds from senior debt                                2,450,000           --
     Debt acquisition fee                                      (140,000)          --
     Net borrowings (repayments) under line of credit          (250,000)       250,000
     Proceeds from debt                                         781,150      1,525,000
     Payments on capital leases                                 (13,908)          --
     Payments on debt                                          (256,275)          --
                                                            -----------    -----------
                Net cash provided by financing activities     3,194,717      2,002,500
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (128,455)       354,379
CASH, beginning of year                                         398,604         44,225
                                                            -----------    -----------

CASH, end of year                                           $   270,149    $   398,604
                                                            ===========    ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                           $   272,425    $    89,666
         Income taxes                                       $       800    $       800
     Non-cash investing and financing activities:
         Equipment acquired under capital leases            $   157,467           --
         Conversion of debt to equity                       $    25,000    $    30,000
         Warrants issued with debt                          $    20,000    $   118,000
         Intangible assets acquired with warrants           $    40,000           --

The accompanying notes are an integral part of these financial statements.
----------------------------------------------------------------------------------------
                                                                                Page F-5

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  1 -  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

Description of operations - The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified) -- signifying high customer satisfaction -- enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company's activities are currently conducted in eight regional markets.

Principles of consolidation - The consolidated financial statements include the accounts of Valuestar Corporation and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

Inventory - Inventory consists of promotional materials for sale to ValueStar Certified businesses and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using the straight line method over estimated useful lives of three to seven years.

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

Revenue recognition - The Company's revenues are primarily from certification and rating fees, and are recognized when all related services are provided to the customer. Rating services are primarily related to a survey of a business' customers and the delivery of a ratings report. Services associated with certification include an orientation on becoming a ValueStar Certified business and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

Concentration of credit risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of demand deposits in excess of FDIC limits and trade receivables. The Company's demand deposits are placed with major financial institutions. The risk associated with trade receivables is mitigated by the Company's ability to remove certification information from the customer's premises. For the periods presented, there were no customers that accounted for over 10% of revenues generated by the Company or of accounts receivable at June 30, 1999.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and convertible notes, which are exercisable into 6,270,977 and 3,241,490 shares of common stock at June 30, 1999 and 1998, respectively, could potentially dilute earnings per share in future years.

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

--------------------------------------------------------------------------------
                                                                        Page F-6

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  1 -  DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES (Continued)

Deferred costs - All direct costs related to marketing and advertising the ValueStar certification to businesses and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary. An ongoing evaluation of the expected period of future benefits from direct-response advertising resulted in the period of amortization being reduced from twelve months to sixty days in the first quarter of fiscal 1999. Revenues associated with the direct-response advertising costs, which are primarily certification fees from businesses new to ValueStar, are being recognized approximately sixty days after the direct-response costs are incurred. This change in estimate of the amortization period resulted in a one-time, non-cash increase in selling expenses of $81,788 in the first fiscal quarter of the year ended June 30, 1999.

Intangible assets - Intangible assets are stated at cost and amortized using the straight line method over estimated useful lives. Deferred financing costs resulting from the issuance of the Company's senior debt are being amortized over the term of the debt, and logo costs are being amortized over five years. Management evaluates, on an ongoing basis, the carrying value of intangible assets and makes a specific provision against an asset when an impairment is identified.

Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No 123.

Comprehensive income - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective June 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement with the same prominence as other financial statements. For the years ended June 30, 1999 and 1998, there were no items of comprehensive income.

Segment information - The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The Company believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company's consolidated financial statements. Through June 30, 1999, there have been no material foreign operations.

Recent accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                     VALUESTAR CORPORATION NOTES
                                TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

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

It is management's plan to seek additional financing through private placements as well as other means (see Note 15). Management believes the additional capital it is seeking will be available in the future and will enable the Company to achieve sales growth and, ultimately, profitable operations.

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


NOTE 3 - RECEIVABLES


Trade receivables                                                       $453,885
Less allowance for doubtful accounts                                      44,079
                                                                        --------

                                                                        $409,806
                                                                        ========


NOTE 4 - PROPERTY AND EQUIPMENT


Computer equipment                                                      $336,575
Fixtures and equipment                                                    58,056
Office equipment                                                          14,079
Equipment and software under capital leases                              157,467
Leasehold improvements                                                    46,994
                                                                        --------

                                                                         613,171
Less accumulated depreciation and amortization                           111,566
                                                                        --------

                                                                        $501,605
                                                                        ========


NOTE 5 - DEFERRED COSTS

Deferred costs consists of direct-response advertising programs consisting of telemarketing, printing and mailing costs. These direct costs are capitalized and amortized over a sixty-day period. At June 30, 1999, $100,839 of direct-response advertising costs were capitalized and reported as an asset. Advertising and promotion costs charged to expense were $1,273,400 and $964,500 for the years ended June 30, 1999 and 1998, respectively.


NOTE 6 - INTANGIBLE AND OTHER ASSETS

Deferred financing costs                                                $180,000
Security deposits                                                         17,890
Logos                                                                      4,949
                                                                        --------

                                                                         202,839
Less accumulated amortization                                              8,709
                                                                        --------

                                                                        $194,130
                                                                        ========

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 6 - INTANGIBLE AND OTHER ASSETS (Continued)


In connection with the issuance of the Senior Notes (Note 10), the Company incurred costs of $180,000, which included $40,000 as the value assigned to warrants issued in connection with arranging the financing.


NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES


Payroll and payroll taxes                                               $118,880
Accrued vacation costs                                                    32,782
Accrued interest                                                          11,000
Other                                                                     27,097
                                                                        --------

                                                                        $189,759
                                                                        ========




NOTE 8 - RELATED PARTY DEBT

The Company is obligated to a company affiliated with a director for a $300,000, 15%, unsecured subordinated promissory note that is due June 30, 2000. This note, issued in November 1998, was due on June 30, 1999, but was renegotiated at that date. In connection with the extension of the due date, the Company granted warrants on 30,000 shares of common stock, which are exercisable at $1.50 per share for a period of five years. The Company allocated $20,000 of the note proceeds to the value of detachable stock warrants, and is amortizing the resulting debt discount over the term of the note.

The 12% Notes Payable (Note 10) includes $50,000 due to a person related to a Company director, and an aggregate of $80,000 of the 12% Subordinated Notes Payable is due to entities related to a Company director.

The two 15% Equipment Notes (Note 10), aggregating $224,875 at June 30, 1999, are due to a company affiliated with a Company director.


NOTE 9 - CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease obligations related to the purchase of equipment. The leases bear interest at rates ranging from 10% to 24% and require monthly payments of principal and interest. The leases are secured by the equipment and mature during 2002 through 2004.

Future minimum lease payments on capital lease obligations are as follows:



                Year Ending June 30,
                --------------------
                        2000                                            $ 57,957
                        2001                                              57,957
                        2002                                              43,016
                        2003                                              26,528
                        2004                                              11,914
                                                                        --------
                                                                         197,372
Less portion representing interest                                        53,813
                                                                        --------
Present value of net minimum lease payments                              143,559
Less current portion                                                      30,018
                                                                        --------
                                                                        $113,541
                                                                        ========

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 10 - LONG-TERM DEBT


8% Senior Secured Notes; principal of $2,450,000; interest is paid monthly, with the principal repaid in 16 quarterly payments of
$153,125 commencing in March 2002, and maturing December 2005;
net of unamortized note discount of $1,415,501                        $1,034,499

12% Notes;  unsecured; interest is paid monthly, with a balloon principal payment due in March 2001; net of unamortized note
discount of $6,364                                                        93,636

12% Subordinated Notes; unsecured; interest is paid monthly, with a balloon principal payment due in June 2000; net of
unamortized note discount of $26,896                                     973,104

6% Convertible Notes; subordinated and unsecured;
interest is payable in kind on conversion or at maturity
in June 2001; includes $34,050 of accrued interest;
net of unamortized note discount of $32,062                              501,988

15% Equipment Note due to related party; due in monthly
installments of principal and interest of $2,022 to maturity in
August 2003; secured by equipment and software                            74,875

15% Equipment Note due to related party; due in monthly
installments of principal and interest of $5,550 to maturity
in June 2002; secured by equipment and software                          150,000
                                                                      ----------

                                                                       2,828,102
Less current portion                                                   1,032,664
                                                                      ----------

                                                                      $1,795,438
                                                                      ==========



The 8% Senior Secured Notes ("Senior Notes") were issued with detachable warrants to three institutional investors on March 31, 1999, and are secured by substantially all assets of the Company and its subsidiary, including a key person life insurance policy. Certain events, including the loss of James Stein as President, may result in certain prepayment penalties and the acceleration of payment under the Senior Notes. The Senior Notes also contain various financial covenants, primarily relating to minimum net worth, maximum debt, capital additions and net income or loss. The noteholders have waived and modified certain covenants through June 30, 1999. The Company recorded a debt discount and allocated $1,450,000 of the proceeds to the value of detachable stock warrants (see Note 13).

The 6% Convertible Notes, and the accrued interest thereon, are convertible into common stock at $1.00 per common share.

Maturities of long-term debt are as follows:


                     Year Ending June 30,
                     --------------------
                             2000                 $1,045,654
                             2001                    652,994
                             2002                    357,602
                             2003                    612,500
                             2004                    612,500
                          Thereafter                 918,750
                                                  ----------
                                                  $4,200,000
                                                  ==========

--------------------------------------------------------------------------------
                                                                       Page F-10

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

The significant temporary differences between the carrying amounts and tax bases of existing assets and liabilities that give rise to deferred tax assets and liabilities include deferring the deduction, for tax purposes, of various reserves and accrued but unpaid expenses.

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

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change," as defined by Section 382 of the Internal Revenue Code. There has not been a determination whether an ownership change has taken place, but net operating losses available to the Company for use in future years may be limited because a change in ownership could result from the issuance of additional stock.

The following table summarizes the components of net deferred tax assets:


                                                      1999              1998
                                                  -----------        -----------

Federal tax loss carryforward                     $ 2,030,000        $ 1,156,000
State tax loss carryforward                           336,000            215,000
Reserves and allowances                                25,000             48,000
State tax deferrals                                  (109,000)              --
Unamortized bond discount                             508,000             33,000
                                                  -----------        -----------

                                                    2,790,000          1,452,000
Less valuation allowance                            2,790,000          1,452,000
                                                  -----------        -----------

                                                  $        --        $        --
                                                  ===========        ===========



The Company's federal and state net operating losses that are available for carryforward will expire as follows:



                Date of Expiration                Federal         California
                ------------------            ---------------   ---------------

                       2000                   $            -    $      736,000
                       2001                                -           763,000
                       2002                                -           579,900
                       2003                                          1,753,000
                       2007                           98,900                 -
                       2008                          410,500                 -
                       2009                          365,700                 -
                       2010                          178,600                 -
                       2011                          736,900                 -
                       2012                        1,525,000                 -
                       2013                        1,299,400                 -
                       2019                        3,505,000                 -
                                              ---------------   ---------------

                                              $    8,120,000    $    3,831,900
                                              ==============    ==============


NOTE 12 - CAPITAL STOCK

The Company has designated 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. There were no issued or outstanding shares of preferred stock at June 30, 1999. See Note 15 for the subsequent issuance of preferred stock.

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 13 - STOCK OPTIONS AND WARRANTS

Stock options - In 1992 the Board of Directors approved the 1992 Incentive Stock Option Plan (ISO Plan) and the 1992 Non-Statutory Stock Option Plan (NSO Plan). Both plans expire in 2002. Each plan reserves 250,000 shares of common stock for incentive and nonstatutory stock options. Options under the ISO Plan and NSO Plan expire over a period not to exceed ten years from the date of grant.

In 1996 the stockholders approved the 1996 Stock Option Plan. The plan expires in 2006 and reserves 300,000 shares of common stock for nonqualified stock option. Options under the plan expire over a period not to exceed ten years from the date of grant.

In 1997 the stockholders approved the 1997 Stock Option Plan. The plan expires in 2007 and reserves 500,000 shares of common stock for Incentive or Nonqualified Stock Options. Options under the plan expire over a period not to exceed ten years from the date of grant.

The following  tables summarize the number of options granted and exercisable at
June  30,  1999,  and  the  weighted   average  exercise  prices  and  remaining
contractual lives of the options:



                                                                Weighted
                                                                Average
                                             Shares          Exercise Price
                                           ---------         --------------

Balance, July 1, 1997                        704,000          $   0.47
Granted                                      190,550          $   1.00
Canceled                                      (2,000)         $   1.00
Exercised                                    (15,000)         $   0.50
Expired                                         --             --
                                           ---------

Balance, June 30, 1998                       877,550          $   0.59
Granted                                      395,600          $   1.18
Canceled                                    (147,050)         $   0.73
Exercised                                    (15,000)         $   0.75
Expired                                         --             --
                                           ---------

Balance, June 30, 1999                     1,111,100          $   0.78
                                           =========

Exercisable at June 30, 1999                 743,303          $   0.58
                                           =========

                                                                                       Weighted        Weighted average
                                                                                       average          exercise price
                           Number               Number             Weighted           remaining           of options
    Range of           outstanding at       exercisable at          average          contractual        exercisable at
 exercise prices        June 30, 1999        June 30, 1999      exercise price           life            June 30, 1999
------------------    ------------------    ----------------    ----------------    ---------------   --------------------
 $    0.40-0.50             550,000             550,000              $ 0.43               1.03              $ 0.43
 $       0.75                25,000              18,334              $ 0.75               2.15              $ 0.75
 $    1.00-1.375            515,100             173,969              $ 1.11               3.96              $ 1.02
 $       1.69                21,000               1,000              $ 1.69               4.76              $ 1.69
                      ------------------    ----------------
                          1,111,100             743,303              $ 0.78               2.49              $ 0.58
                      ==================    ================


The non-exercisable options vest over a period of up to three years.

During fiscal 1999, the Company recorded non-cash compensation expense of $8,000 under its stock option plans to non-employees through the granting of 15,000 options.

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per common share would have been as follows:


                                                    1999               1998
                                                 -----------        -----------

Loss for the year                                $(3,459,744)       $(1,577,181)
Compensation expense                                 (93,766)           (50,000)
                                                 -----------        -----------

Pro forma net loss                               $(3,553,510)       $(1,627,181)
                                                 ===========        ===========

Pro forma loss per common share                  $     (0.40)       $     (0.19)
                                                 ===========        ===========


The fair value of each option and warrant granted during 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 48% to 81% in 1999 and 25% in 1998, (3) risk free interest rate of 4.6% to 5.5%, and (4) an expected life of the options of from 3 to 5 years. Options issued during 1999 and 1998 have an estimated weighted average fair value of $0.28 and $0.30, respectively.

Stock Warrants - In connection with the sale of the Senior Notes on March 31, 1999 (see Note 10), the noteholders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants"), and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). The C Warrants or underlying shares of Common Stock may be repurchased by the Company at $6.00 per share (less any unpaid exercise price) on an all or none basis until March 31, 2004 as long as the Company is not in default with respect to the Senior Notes or related agreements. The warrants expire on the earlier of six years from the date the Senior Notes are paid in full or March 31, 2009. The warrants may be exercised by payment of cash, cancellation of debt or on a cashless basis.

The holders of the A, B and C Warrants were granted antidilution provisions, registration rights and certain equity and debt preemptive rights. Prior to a qualifying public offering (proceeds of $15 million at a price of at least $5.00 per share and a valuation of at least $40 million), qualified sale (valuation of at least $40 million and minimum proceeds of $5.00 to $7.00 per share to Holders) or a qualifying stock market listing (Nasdaq National Market or New York Stock Exchange and minimum price and trading volume), in the event of a sale or disposition of the Company or substantially all of its assets, the number of shares of Common Stock for which the Warrants may be exercised may be increased, without a corresponding increase in the aggregate consideration, to provide additional consideration to the holders of the warrants based on a revenue determined valuation. A sale may also be initiated by the warrant holders in certain instances as described in the next paragraph.

The holders of the A, B and C Warrants have certain "Drag Along Rights." Until a qualifying public offering or sale is completed by the Company or a qualifying market listing is achieved, then upon either (i) a change in control (the current three directors owning less than 20% of the Company on a fully diluted basis), or (ii) the loss of Mr. Stein as President without a replacement acceptable to the holders, or (iii) a non-qualifying public offering, or (iv) certain defaults under the Senior Notes, and (v) at any time between April 2004 and April 2009 (unless the rights are earlier terminated), the holders of the A, B, and C Warrants may seek a buyer for the Company or its assets and the Company and the current three directors are obligated to cooperate and take such actions to complete a sale, consistent with their fiduciary duties. Upon such a sale, the A, B and C Warrants may be exercised for additional shares of Common Stock resulting in additional dilution to existing shareholders of the Company. This dilution could be material should the Drag Along Rights become exercisable and subsequently exercised by the holders.

The Company determined the fair value of the A, B and C Warrants at $1,450,000. The Company also issued warrants on 152,728 shares of common stock to two individuals in connection with arranging the Senior Note financing.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

At June 30, 1999, the Company had the following stock purchase warrants outstanding, each exercisable into one common share:

        Number                Exercise Price            Expiration Date
    --------------          --------------------     -----------------------
          500,000    (1)           $ 1.25                December, 2000
           50,000                  $ 1.25                March, 2001
          200,000    (1)           $ 1.25                June, 2002
          300,000    (1)           $ 1.25                September, 2002
          200,000    (1)           $ 1.25                December, 2002
           50,000                  $ 1.75                May, 2003
          262,500    (2)           $ 1.25                April, 2003
          262,500    (3)           $ 2.00                April, 2003
          200,000                  $ 0.75                October, 2003
          500,000    (1)           $ 1.00                December, 2003
          152,728    (1)           $ 1.38                March, 2004
           30,000    (1)           $ 1.50                March, 2004
        1,527,250                  $ 1.00                March, 2009
          527,514                  $ 0.00025             March, 2009
          231,132    (4)           $ 1.00                March, 2009
    --------------
        4,993,624
    ==============



(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

(2) These warrants are callable at a stock price of $3.00 per share subject to certain conditions.

(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.

(4) These warrants may be repurchased by the Company at $6.00 per share until March 31, 2004, subject to certain conditions.

An aggregate of 327,500 of the above warrants are held by officers and directors of the Company or their affiliates. Some warrants contain certain registration rights.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has assessed its exposure with respect to Year 2000 technology compliance as limited, although it is not possible to quantify the effects Year 2000 compliance issues will have on customers or suppliers, and does not expect any interruption in its normal business activities. The Company has identified and evaluated the changes to its computer systems necessary to achieve a Year 2000 date conversion, and any required conversion efforts are underway. The Company is also communicating with suppliers, financial institutions, and others with which it does business to understand the impact of Year 2000 issues on the Company. The Company does not believe the cost of achieving Year 2000 compliance to be material. Additionally, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

The president of the Company has an employment agreement that provides, in part, severance benefits equal to the amount of his annual base salary, $120,000, plus bonuses.

In June 1999, the Company leased 14,900 square feet of improved office space in Oakland, California. The lease expires on June 29, 2004. Office rent expense for the years ended June 30, 1999 and 1998 was $88,000 and $48,000, respectively.


--------------------------------------------------------------------------------
                                                                       Page F-14

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Minimum future commitments under the operating lease are as follows:


               Year Ending June 30,
               --------------------
                       2000                                 $ 214,680
                       2001                                   214,680
                       2002                                   214,680
                       2003                                   214,680
                       2004                                   214,680
                                                        --------------
                                                          $ 1,073,400
                                                        ==============


NOTE 15 - SUBSEQUENT EVENT

During July and August 1999 the Company issued 225,000 shares of Series A Convertible Preferred Stock, par value $.001 ("Series A stock") for cash of $10 per share. Dividends of 8% per annum compounded are payable in additional shares of Series A stock. The dollar amount of Series A stock is convertible into shares of common stock at a conversion price equal to $2.00 per share, and are automatically converted on the occurrence of certain events. The Series A Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Stock outstanding, then the holders are entitled to elect one member to the Company's Board of Directors.



--------------------------------------------------------------------------------
                                                                       Page F-15

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VALUESTAR CORPORATION


                                             By: /s/ JAMES STEIN
                                                 -------------------------------
                                                 James Stein
                                                 President and Chief Executive
                                                 Officer

Date:  September 22, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name                                        Position                           Date
       ----                                        --------                           ----
/s/ JAMES STEIN                     President, Chief Executive Officer          September 22, 1999
    -------------------------       and Director
    James Stein                     (principal executive officer)


/s/ MICHAEL J. KELLY                Controller                                  September 22, 1999
    -------------------------       (principal accounting officer)
    Michael J. Kelly


/s/ JAMES A. BARNES                 Treasurer, Secretary and Director           September 22, 1999
    -------------------------       (principal financial officer)
    James A. Barnes


/s/ JERRY E. POLIS                  Director                                    September 22, 1999
    -------------------------
    Jerry E. Polis


/s/ FRITZ T. BEESEMYER              Director                                    September 22, 1999
    -------------------------
    Fritz T. Beesemyer