Form 10QSB
period 1999-09-30
VALUESTAR CORP
filed 1999-11-12
CIK 895262

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

                  For quarterly period ended September 30, 1999

                         Commission File Number 0-22619

                              VALUESTAR CORPORATION
             (Exact name of registrant as specified in its charter)

           Colorado                                              84-1202005
  (State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
  incorporation or organization)

                360-22nd Street, #210, Oakland, California 94612
               (Address of principal executive offices) (Zip Code)

                                 (510) 808-1400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                            9,569,132
-------------------------------                            ---------
         (Class)                             (Outstanding at November 8, 1999)

Transitional Small Business Disclosure Format (check one):  YES   __   NO X



================================================================================


                                       VALUESTAR CORPORATION
                                             INDEX


                                                                                             Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of September 30, 1999 and
                 June 30, 1999                                                                 3

                 Consolidated Statements of Operations for the three
                 months ended September 30, 1999 and 1998                                      4

                 Consolidated Statements of Cash Flows for the three
                 months ended September 30, 1999 and 1998                                      5

                 Notes to Interim Consolidated Financial Statements                            6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                        11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                            16
         Item 2. Changes in Securities                                                        16
         Item 3. Defaults upon Senior Securities                                              17
         Item 4. Submission of Matters to a Vote of Security Holders                          17
         Item 5. Other Information                                                            17
         Item 6. Exhibits and Reports on Form 8-K                                             17



SIGNATURES                                                                                    18



                                            VALUESTAR CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                   ASSETS
                                                                       September 30,             June 30,
                                                                            1999                   1999
                                                                        ------------           ------------
CURRENT ASSETS
     Cash                                                               $    671,949           $    270,149
     Receivables                                                             454,785                409,806
     Inventory                                                                12,725                  4,008
     Prepaid expenses                                                         35,571                 59,446
                                                                        ------------           ------------

            Total current assets                                           1,175,030                743,409

PROPERTY AND EQUIPMENT                                                       606,947                501,605

DEFERRED COSTS                                                               117,379                100,839

INTANGIBLE AND OTHER ASSETS                                                  190,027                194,130
                                                                        ------------           ------------

            Total assets                                                $  2,089,383           $  1,539,983
                                                                        ============           ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                   $    364,261                461,825
     Accrued liabilities and other payables                                  285,101                189,759
     Deferred revenues                                                        48,369                 27,430
     Note payable - shareholder                                              285,000                280,000
     Current portion of capitalized leases                                    31,658                 30,018
     Current portion of long-term debt                                     1,041,654              1,032,664
                                                                        ------------           ------------

            Total current liabilities                                      2,056,043              2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                            104,984                113,541
LONG-TERM DEBT, net of current portion                                     1,828,927              1,795,438
                                                                        ------------           ------------

            Total liabilities                                              3,989,954              3,930,675

STOCKHOLDERS' DEFICIT
     Preferred stock, $.00025 par value; 5,000,000 shares
        authorized, 500,000 shares designated Series A Convertible,
        225,000 Series A shares issued and outstanding at
        September 30, 1999                                                        56                   --
     Common stock, $.00025 par value; 20,000,000 shares
        authorized, 9,374,132 shares issued and outstanding                    2,344                  2,344
     Additional paid-in capital                                            8,787,194              6,485,373
     Accumulated deficit                                                 (10,690,165)            (8,878,409)
                                                                        ------------           ------------

            Total stockholders' deficit                                   (1,900,571)            (2,390,692)
                                                                        ------------           ------------

            Total liabilities and stockholders' deficit                 $  2,089,383           $  1,539,983
                                                                        ============           ============


                    See accompanying notes to interim consolidated financial statements.


                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      1999              1998
                                                  -----------       -----------

REVENUES                                          $   722,125       $   605,660
                                                  -----------       -----------

OPERATING EXPENSES
     Cost of revenues                                 382,276           193,347
     Selling                                          648,720           382,220
     Marketing and promotion                          550,068           294,329
     Product development                              273,869              --
     General and administrative                       472,060           392,703
                                                  -----------       -----------

                                                    2,326,993         1,262,599
                                                  -----------       -----------

LOSS FROM OPERATIONS                               (1,604,868)         (656,939)
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
     Interest expense                                (180,135)          (59,559)
     Miscellaneous                                      6,124            (4,069)
                                                  -----------       -----------

                                                     (174,011)          (63,628)
                                                  -----------       -----------

NET LOSS                                          $(1,778,879)      $  (720,567)
                                                  ===========       ===========

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS                                 $(1,811,756)      $  (720,567)
                                                  ===========       ===========

LOSS PER COMMON SHARE                             $     (0.19)      $     (0.08)
                                                  ===========       ===========

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                    9,374,132         8,682,496
                                                  ===========       ===========

       See accompanying notes to interim consolidated financial statements.


                                            VALUESTAR CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                 Three Months Ended
                                                                                    September 30,
                                                                       ------------------------------------
                                                                           1999                    1998
                                                                       -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(1,778,879)            $  (720,567)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation                                                   59,473                   8,652
             Amortization of intangible assets                               4,624                    --
             Amortization of bond discount                                  56,335                  17,249
             Change in allowance for doubtful accounts                      (8,670)                   --
             Accrued interest included in long-term debt                     7,500                    --
             Options issued for services                                    59,000                    --
         Changes in:
             Receivables                                                   (36,309)                (92,531)
             Inventory                                                      (8,717)                  5,414
             Prepaid expenses                                               23,875                   3,902
             Deferred costs                                                (16,540)                 81,788
             Other assets                                                   (2,811)                   --
             Accounts payable                                              (97,564)                236,370
             Accrued liabilities and other payables                         95,342                 (19,270)
             Deferred revenues                                              20,939                  17,869
                                                                       -----------             -----------
                 Net cash used by operating activities                  (1,622,402)               (461,124)
                                                                       -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                  (164,815)               (103,005)
                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                               2,210,000                    --
     Proceeds from debt                                                       --                   285,000
     Payments on capital leases                                             (6,917)                   --
     Payments on debt                                                      (14,066)                   (960)
                                                                       -----------             -----------
                 Net cash provided by financing activities               2,189,017                 284,040
                                                                       -----------             -----------

NET INCREASE (DECREASE) IN CASH                                            401,800                (280,089)
CASH, beginning of period                                                  270,149                 398,604
                                                                       -----------             -----------

CASH, end of period                                                    $   671,949             $   118,515
                                                                       ===========             ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                      $   112,252             $    42,310
         Income taxes                                                  $       800             $      --
     Non-cash investing and financing activities:
         Accrued dividends on Series A Preferred Stock                 $    32,877             $      --


                    See accompanying notes to interim consolidated financial statements.


                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company's activities are currently concentrated in eight regional markets. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" to consumers through various media including its Internet Web site (www.valuestar.com) and the Consumer ValueStar Report ("CVR"), a bi-annual publication.

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

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 1999.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and the use of cash from operations. Management's plan is to market and promote its existing program and develop new rating content for consumers to achieve revenue growth and, ultimately, profitable operations. Required new financing may not be available and it is unlikely cash flows from operations will be sufficient to enable the Company to meet its obligations. The Company could be forced to dramatically reduce its level of operations and this would have a material adverse impact on the Company's operations. These interim consolidated financial statements do not give effect to any adjustments which would become necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

3. PRODUCT DEVELOPMENT COSTS

Prior to the current fiscal year, development expenses associated with the design, development and testing of programs and services have not been material. In the first quarter of fiscal 2000, the Company commenced the design, development and testing of an expanded and new Internet initiative using existing and new content. Product development expenses are being charged to operations as incurred.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

4. INVENTORY

Inventory is recorded at the lower of cost (using the first-in first-out method of accounting) or market. Inventory consists of brochures and related materials for resale.

5. DEFERRED COSTS

All direct costs related to marketing and advertising the ValueStar certification to businesses and consumers are expensed in the period incurred, except for direct-response advertising costs, which are capitalized and amortized over the expected period of future benefits. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

6. NOTE PAYABLE - SHAREHOLDER

The Company is obligated pursuant to a 15% unsecured subordinated note to a company related to a shareholder/director in the principal amount of $300,000 due June 30, 2000.


7. LONG-TERM DEBT

Long-term debt at September 30, 1999, consists of the following:
8% Senior Secured Notes Payable; principal of $2,450,000; interest is paid monthly, with the principal repayable in 16 quarterly payments of $153,125 commencing in March 2002, and maturing December 2005; net of unamortized note
discount of $1,378,074                                                                         $1,071,926

12% Notes;  principal of $100,000;  unsecured;  interest is paid monthly, with a balloon principal payment due in March 2001; net of unamortized note discount
of $5,454                                                                                          94,546

12% Subordinated Notes: principal of $1,000,000; unsecured: interest is paid monthly, with a balloon principal payment due in June 2000; net of unamortized note
discount of $20,173                                                                               979,827

6%  Convertible  Notes,  principal  of  $500,000;  subordinated  and  unsecured;
interest is payable in kind on conversion or at maturity in June 2001;  includes
$41,550 of accrued interest; net of unamortized note discount of $28,077                          513,473

15% Equipment Note due to related party; due in monthly installments of principal
and interest of $2,022 to maturity in August 2003; secured by equipment and software               71,575

15% Equipment Note due to related party; due in monthly installments of principal
and interest of $5,055 to maturity in June 2002; secured by equipment and software                139,234
                                                                                               -----------
                                                                                                2,870,581
Less current portion                                                                            1,041,654
                                                                                               -----------
                                                                                               $1,828,927
                                                                                               ===========

The 6% Convertible  Notes,  and accrued interest  thereon,  are convertible into common stock at $1.00 per common share.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

8. STOCKHOLDERS' DEFICIT

The following table summarizes equity transactions during the three months ended September 30, 1999:


                                      Preferred Stock           Common Stock           Additional
                                     -----------------     ------------------------      Paid-In      Accumulated
                                      Shares   Amount       Shares        Amount         Capital       Deficit         Total
                                     -------   ------      ---------   ------------   ------------   ------------    ------------
Balance July 1, 1999                    --       --        9,374,132   $      2,344   $  6,485,373   $ (8,878,409)   $ (2,390,692)
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                   225,000   $   56           --             --        2,209,944           --         2,210,000
Accrued 8% dividends on Series A
  Preferred Stock                       --       --             --             --           32,877        (32,877)           --
Value assigned to options granted
  for services                          --       --             --             --           59,000           --            59,000
Net loss                                --       --             --             --             --       (1,778,879)     (1,778,879)
                                    --------   ------   ------------   ------------   ------------   ------------    ------------
Balance September 30, 1999           225,000   $   56      9,374,132   $      2,344   $  8,787,194   $(10,690,165)   $ (1,900,571)
                                    ========   ======   ============   ============   ============   ============    ============

During the first quarter the Company issued 225,000 shares of Series A Convertible Preferred Stock, par value $.00025 ("Series A Preferred Stock") for cash of $10 per share. Dividends of 8% per annum compounded are payable in additional shares of Series A Preferred Stock. The dollar amount of Series A Preferred Stock is convertible into shares of common stock at a conversion price equal to $2.00 per share, and are automatically converted on the occurrence of certain events. The Series A Preferred Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Preferred Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.


9. STOCK OPTIONS AND WARRANTS

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO
Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option
Plan and  1,250,000  shares of common stock for the 1997 Stock Option Plan.  The
Company has also issued  options on 200,000  shares outside of the option plans.
The following  table  summarizes  option activity for the period ended September
30, 1999:
                                                                        Weighted Average           Weighted
                                                     Shares               Exercise Price         Average Life
                                                     ------               --------------         ------------
Outstanding July 1, 1999                           1,111,100                  $0.78                   2.49
Granted                                              583,000                  $1.94
Canceled                                             (14,999)                 $1.33
Exercised                                              --                       --
Expired                                              (15,000)                 $0.50
                                                   ---------
Outstanding September 30, 1999                     1,664,101                  $1.18                   3.20
                                                   =========
Exercisable at September 30, 1999                    809,505                  $0.68
                                                   =========

In connection with the sale of the 8% Senior Secured Notes on March 31, 1999 (see note 7) the noteholders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants") and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). The C Warrants or underlying shares of Common Stock may be repurchased by the Company at $6.00 per share (less any unpaid exercise price) on an all or none basis until March 31, 2004 as long as the Company is not in default with respect to the Senior Notes or related agreements. The warrants expire on the earlier of six years from the date the Senior Notes are paid in full or March 31, 2009. The warrants may be exercised by payment of cash, cancellation of debt or on a cashless basis.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

9. STOCK OPTIONS AND WARRANTS (Cont'd)

The holders of the A, B and C Warrants were granted antidilution provisions, registration rights and certain equity and debt preemptive rights. Prior to a qualifying public offering (proceeds of $15 million at a price of at least $5.00 per share and a valuation of at least $40 million), qualified sale (valuation of at least $40 million and minimum proceeds of $5.00 to $7.00per share to Holders) or a qualifying stock market listing (Nasdaq National Market or New York Stock Exchange and minimum price and trading volume), in the event of a sale or disposition of the Company or substantially all of its assets, the number of shares of Common Stock for which the Warrants may be exercised may be increased, without a corresponding increase in the aggregate consideration, to provide additional consideration to the holders of the warrants based on a revenue based valuation. A sale may also be initiated by the warrant holders in certain instances as described in the next paragraph.

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

At September 30, 1999 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

         Number            Exercise Price            Expiration Date
         ------            --------------            ---------------
          500,000 (1)           $1.25                December, 2000
           50,000               $1.25                March, 2001
          200,000 (1)           $1.25                June, 2002
          300,000 (1)           $1.25                September, 2002
          200,000 (1)           $1.25                December, 2002
           50,000               $1.75                May, 2003
          262,500 (2)           $1.25                April, 2003
          262,500 (3)           $2.00                April, 2003
          200,000               $0.75                October, 2003
          500,000 (1)           $1.00                December, 2003
          152,728 (1)           $1.375               March, 2004
           30,000 (1)           $1.50                March, 2004
        1,527,250               $1.00                March, 2009 (A Warrants)
          527,514               $0.00025             March, 2009 (B Warrants)
          231,132 (4)           $1.00                March, 2009 (C Warrants)
        ---------
        4,993,624
        =========

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

Subsequent to September 30, 1999 a total of 25,000 warrants were exercised at $1.25 per share by reducing the principal of the Company's 12% Subordinated Notes by $31,250. An additional 420,000 warrants were exercised for cash proceeds of $475,000.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

10. INCOME TAXES

At September 30, 1999 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $8 million which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

11. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and convertible notes and preferred stock, which are exercisable into approximately 7.4 million shares of common stock at September 30, 1999 could potentially dilute earnings per share in future periods.

The provisions of the Series A Preferred Stock provide for cumulative 8% dividends payable in additional shares of preferred stock and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. This amount increases the net loss available to common stockholders. Net loss available to common stockholders is computed as follows:

                                                         Three Months Ended
                                                            September 30,
                                                         1999            1998
                                                         ----            ----
Net loss                                            $(1,778,879)      $(720,567)
Accrued dividends on Series A Preferred Stock           (32,877)             --
                                                    -----------      ----------
Net loss available to common stockholders           $(1,811,756)      $(720,567)
                                                    ===========      ==========

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

13. YEAR 2000 COMPLIANCE

The Company has assessed its exposure with respect to Year 2000 technology compliance as limited, although it is not possible to quantify the effects Year 2000 compliance issues will have on customers or suppliers, and does not expect any interruption in its normal business activities. The Company has identified and evaluated the changes to its computer systems necessary to achieve a Year 2000 date conversion and has substantially completed conversion efforts. The costs of achieving Year 2000 compliance are not material. The Company believes, based on available information, that it will be able to manage its Year 2000 transition without any material adverse effect on its business operations, services or financial prospects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 1999.

Overview

We are a research and rating company and have designed a rating system and certification mark, ValueStar Certified(R), for service businesses. Our rating system is designed to enable buyers to quickly determine those local service businesses that have attained the highest level of customer satisfaction. Our ratings are provided on the Internet at www.valuestar.com, in print in the Consumer ValueStar Report, through promotions by and buyer interactions with certified businesses.

In the first quarter of fiscal 2000, we commenced the design, development and testing of an expanded Internet initiative using existing and new content. The goal of this development is to position ValueStar as the dominant infomediary linking buyers with local service businesses. We plan to capitalize on our existing expertise in customer satisfaction rating systems to create this new Internet service.

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

Certain direct-response advertising costs are deferred and amortized over the expected period of future benefits, approximately 60 days. These costs, which relate directly to targeted new business solicitations, primarily include targeted direct-response advertising programs consisting of direct telemarketing costs. No indirect costs are included in deferred advertising costs. Costs incurred for other than specific targeted customers, including general marketing and promotion expenses, are expensed as incurred. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

Since inception, we have been growing and developing our business and have incurred losses in each year. At September 30, 1999, we had an accumulated deficit of $10,690,165. There can be no assurance of future profitability.

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

At September 30, 1999, we had 1,636 certified businesses.

As a market region matures and we attain a larger base of certified businesses, we expect fixed and indirect costs will decline as a percentage of revenues. We believe our more established Northern California market has achieved a base of certificate holders sufficient to provide positive regional operating margins (prior to allocation of corporate administration, overhead and elective advertising and promotion costs). We believe we could reduce operating costs to achieve break-even operations on reduced levels of new sales and by maintaining the existing base of renewing businesses in California. However, any dramatic cutbacks would curtail growth and our ability to expand in the future.

Future operations are impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates (due to the lower margins in the first year). We have recently increased numbers of sales, marketing and support personnel. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

At September 30, 1999, we had 929 (823 new and 106 renewal) business customers in the application and rating phase. The total represents approximately 70 days sales. Business customers in the rating phase are expected to represent approximately $590,000 of revenues that should be recognized in the second quarter of fiscal 2000 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our Consumer ValueStar Report and on the Web site, and other ancillary revenues. We reported total revenues of $722,125 for the three months ended September 30, 1999, a 19% increase over revenues of $605,660 for the first three months of the prior year. During the most recent quarter, certification fees accounted for 77% of revenue, compared to 79% for the first quarter of the prior year. The growth in revenues is the result of our regional expansion, improved new sales velocity and the impact of a larger base of business member renewals in Northern California. We expect renewing businesses to continue to grow in dollar amount, however the percentage contribution attributable to renewals will vary depending in part on the volume of new businesses being certified in any particular period.

We reported approximately $85,000 of revenue from premium listings in our Consumer ValueStar Report and on our Web site, a decrease of $9,000 from the $94,000 reported in the first three months of the prior year. The decrease results in a shift of focus to licensing revenue on the part of the Company. Additionally, we provided listings free of charge to all business certified in the new markets for the most recent Consumer ValueStar Report.

Our revenues can vary from quarter to quarter due to (a) the impact of revenues from upgraded profiles in the semi-annual Consumer ValueStar Report, (b) seasonality, (c) effectiveness of sales methods and promotions, (d) levels of expenditures targeted at prospective businesses, (d) the numbers of certificate holders up for renewal, (e) renewal rates, (f) pricing policies, (g) customer passing and sign-up rates (h) timing of completion of research and ratings, and
(i) other factors, some of which are beyond our control.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products. Cost of revenues totaled $382,276 and represented 53% of sales during the three months ended September 30, 1999. This is an increase from 32% for the three months ended September 30, 1998. We made changes in fiscal 1999 to make our ratings more timely and efficient. However, during the first quarter of the current year, as compared to the comparable period of the prior year, we incurred increased rating costs on a higher number of businesses that elected not to become certified, primarily in new markets where the value of our services is less recognized. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Selling costs for the three months ended September 30, 1999, were $648,720, or 90% of revenues, compared to $382,220, or 63% of revenues for the first quarter of the prior year. In fiscal 1999 we commenced rating businesses in seven new market regions and continue to incur increased selling costs associated with early startup of these new regions. New market regions provide only nominal revenues in the first quarter of opening due to the approximately 60 to 90 day lag from selling activities to initial revenues. Other than direct targeted telemarketing costs, we expense selling costs as incurred. We expect selling costs as a percentage of revenues will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of new market regions opened and other factors, some beyond our control.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $550,068, or 76% of revenues during the first quarter of fiscal 2000, compared to $294,329, or 49% of revenues for the prior period. Included in marketing and promotion expenses are printing and distribution costs of our Consumer ValueStar Report publication targeted at buyers. Printing and distribution costs were $173,000 in the first quarter compared to $107,000 in the prior year's first quarter, as we printed and distributed more copies with additional pages. During the first quarter of fiscal 2000, we expended $218,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $98,000 was employed in the prior year's first quarter. These increased costs reflect management decisions to increase advertising over prior year levels and significant advertising rate inflation. During the first quarter of fiscal 2000, we expended $74,000 on promotions compared to $54,000 for the prior year's first quarter with the increase due to an increased number of promotions in the period. Generally, the first and third fiscal quarters have increased costs because our Consumer ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season.

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

Product Development Expenses. In prior years development expenses associated with the design, development and testing of our programs and services have not been material. In the first quarter of fiscal 2000 we commenced the design, development and testing of an expanded Internet initiative using existing and new content. During the three months ended September 30, 1999 we expended $273,869 on new program development and segregated these costs as product development costs. The major component of product development costs were compensation and related costs of $181,000. We expect, subject to adequate financing, that product development expenses will increase in the second quarter due to increased numbers of personnel. We estimate, but there can be no assurance, that certain new products can produce revenue during fiscal 2000. Future levels of product development costs will depend on factors not currently estimable by our management.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $472,060 or 65% of revenues for the three months ended September 30, 1999, compared to $392,703 or 65% of revenues for the prior year's first quarter, an increase of $79,357. The major increases include a $45,000 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with regional expansion; and a $62,000 increase in occupancy and telephone costs due to additional personnel and expanded office facilities. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

We incurred interest expense for the three months ended September 30, 1999 of $180,135 that included $60,959 of non-cash amortization of bond discount and accrued paid-in-kind interest. Interest for the prior comparable period was $59,559. The increase resulted from the significant additions to our debt to finance growth and our related losses.

Net Loss. We had a net loss of $1,778,879  for the three months ended  September
30, 1999, compared to a loss of $720,567 for the three months ended September 30, 1998. Our increased loss is attributable to (a) increased selling costs resulting from the expansion of sales personnel to new market regions, (b) increased marketing and promotion costs due to increased market regions, (c) product development costs in the current period, and (d) increased general and administrative costs associated with additional management and support for new market regions. We anticipate we will continue to experience operating losses until we achieve a critical mass base of renewing certificate holders or revenues from new products. We are increasing our business volume (new and renewal certifications) and future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures, launching of new products and services and growth rates. Achievement of positive operating results will require that we obtain a sufficient base of revenues to support our operating and corporate costs. There can be no assurance we can achieve a profitable base of operations.

The loss available to common stockholders for the three months ended September 30, 1999 of $1,811,756 includes $32,877 of accrued dividends on Series A Convertible Preferred Stock.


Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $1,622,402 for the three months ended September 30, 1999. At September 30, 1999, we had a working capital deficit of $881,013, including $1,041,654 representing the current portion of long-term debt. For the three months ended September 30, 1999, our negative cash flow from operating activities was due primarily to our continued operating losses, losses in new market regions, addition of new executive management and investment in new products and business growth. At September 30, 1999, our net accounts receivables were $454,785 representing approximately 57 days of revenues and an annualized turnover ratio of approximately 6.3 times. This compares favorably to approximately 64 days of revenues and turnover of approximately 5.7 times at June 30, 1999. Our improved turnover and reduced accounts receivable level results primarily from increased revenues and more diligent collection efforts. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide certifying companies on certain fees. At September 30, 1999, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of common equity and debt financing. In July and August 1999, we sold $2,250,000 of Series A preferred stock for cash. These funds are being used for operations and product development. Subsequent to September 30, 1999 we obtained $475,000 from the exercise of warrants for cash. We have no commitments for future investments however we are discussing additional financing with investors to support new product introduction and to finance operations. In the past, shareholders and debt holders, including from time to time directors, have advanced funds and at times some have converted debt funds to equity financing on terms of new forms of financing. There can be no assurance that we can continue to finance our operations through existing or new investors or from other sources. There can be no assurance that shareholders or directors or others will provide any future financing to ValueStar.

Other than cash on hand of $671,949 at September 30, 1999, net accounts receivable of $454,785, and the funds received subsequent to September 30, 1999 described above, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

We expect that we will require a minimum of $5 million of additional capital to finance operations during the next twelve months. This estimate is based on the first quarter level of operations, anticipated revenues and budgeted product development and operating costs. To expand into new market regions or launch new products or services, we would require additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures and general operations. We may also have to curtail the number of market regions in which we operate, with more reliance on more established market regions providing potentially higher profitable renewals. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

New Accounting Pronouncements and Issues

The Financial Accounting Standards Board has issued new pronouncements as discussed in the footnotes to our interim financial statements. As discussed in the notes to our interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

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

We have identified the following areas that could be impacted by the Year 2000 issue. They are (a) our products, (b) internally used systems and software, (c) products or services provided by key third parties, and (d) the inability of certifying businesses and prospective customers to process business transactions relating to certifying revenue and product sales.

During the first calendar quarter ended March 31, 1999, we completed an initial review of our internal systems. The review consisted of an evaluation of significant internal hardware systems and major software application programs that are primarily packaged third party "off-the-shelf" software programs. As a result of this review, we identified certain systems which required further review and probable upgrades to be Year 2000 ready. At September 30, 1999 we believe we have completed the required upgrades to our systems to be Year 2000 compliant. We do not believe our certification and other products have any material Year 2000 problems.

In addition, we continue to assess the compliance of our customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties will be able to adequately assess and address their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on our future results of operations or financial condition.

To date, there have been no material direct out-of-pocket costs associated with our Year 2000 compliance effort. Maintenance or modification costs are expensed as incurred, while the costs of new computers or software are capitalized and amortized over the respective useful life.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver certifications and products, send invoices or engage in similar normal business activities at our office or with our vendors and suppliers. If we determine certain suppliers are not Year 2000 compliant, we may have to arrange for alternative sources of supply and the stockpiling of inventory (mainly brochures) in the fall of 1999 in preparation for the Year 2000. We have no current plans to implement stockpiling, however should we elect to do so, we cannot estimate at this time the cost or effect on our financial condition of such action. We currently do not have any other contingency plans with respect to potential Year 2000 failures of our suppliers or customers and at the present time, after an initial evaluation, we do not intend to develop one. If these failures would occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

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

Forward-Looking Statements and Business Risks

This Form 10-QSB  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecasts," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing, product development and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended June 30, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities and Use of Proceeds
(a)      None

         (b) None

         (c) The following is a description of equity securities sold by the Company during the first fiscal quarter ended September 30, 1999 that were not registered under the Securities Act:

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

                                 VALUESTAR CORPORATION

Date: November 12, 1999      By:  /s/ JAMES A. BARNES
                                 --------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)