Form 10QSB
period 1999-12-31
VALUESTAR CORP
filed 2000-02-09
CIK 895262

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

                  For quarterly period ended December 31, 1999

                         Commission File Number 0-22619

                              VALUESTAR CORPORATION
             (Exact name of registrant as specified in its charter)

         Colorado                                            84-1202005
         --------                                             ----------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)

360-22nd Street, #210, Oakland, California                       94612
------------------------------------------                       -----
 (Address of principal executive offices)                      (Zip Code)

                                 (510) 808-1400
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                           11,822,674
-------------------------------                           ----------
            (Class)                            (Outstanding at February 7, 2000)

Transitional Small Business Disclosure Format (check one):  YES      NO X
                                                               ----    ----

================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of December 31, 1999
                  and June 30, 1999                                           3

                  Consolidated Statements of Operations for the three
                  and six months ended December 31, 1999 and 1998             4

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 1999 and 1998                     5

                  Notes to Interim Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            18
         Item 2. Changes in Securities                                        18
         Item 3. Defaults upon Senior Securities                              20
         Item 4. Submission of Matters to a Vote of Security Holders          20
         Item 5. Other Information                                            21
         Item 6. Exhibits and Reports on Form 8-K                             21



SIGNATURES                                                                    22

                                           VALUESTAR CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)

                                                   ASSETS

                                                                             December 31,      June 30,
                                                                               1999              1999
                                                                           --------------    -------------
CURRENT ASSETS
     Cash                                                                    $ 7,579,577      $   270,149
     Receivables                                                                 329,359          409,806
     Inventory                                                                     1,982            4,008
     Prepaid expenses                                                             72,438           59,446
                                                                           --------------    -------------
            Total current assets                                               7,983,356          743,409

PROPERTY AND EQUIPMENT                                                           897,330          501,605
DEFERRED COSTS                                                                   145,806          100,839
INTANGIBLE AND OTHER ASSETS                                                      231,046          194,130
                                                                           --------------    -------------
            Total assets                                                     $ 9,257,538      $ 1,539,983
                                                                           ==============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                          $ 591,219          461,825
     Accrued liabilities and other payables                                      277,794          189,759
     Deferred revenues                                                            28,755           27,430
     Note payable - shareholder                                                  290,000          280,000
     Current portion of capitalized leases                                        47,322           30,018
     Current portion of long-term debt                                           449,759        1,032,664
                                                                           --------------    -------------
            Total current liabilities                                          1,684,849        2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                                150,180          113,541
LONG-TERM DEBT, net of current portion                                           903,107        1,795,438
                                                                           --------------    -------------
            Total liabilities                                                  2,738,136        3,930,675

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
        500,000 shares designated Series A Convertible, with 225,000 shares issued and outstanding at December 31, 1999 (liquidation
          preference of $10.00 per share)                                             56              --
        800,000 shares designated Series B Convertible, with 517,157 shares issued and outstanding at December 31, 1999 (liquidation
          preference of $17.50 to $30.00 per share, see note 8)                      129              --
     Common stock, $.00025 par value; 20,000,000 shares
        authorized, 11,428,073 and 9,374,132 shares issued
          and outstanding, respectively                                            2,857            2,344
     Additional paid-in capital                                               20,279,728        6,485,373
     Unearned stock-based compensation                                          (130,167)             --
     Accumulated deficit                                                     (13,633,201)      (8,878,409)
                                                                           --------------    -------------
            Total stockholders' equity                                         6,519,402       (2,390,692)
                                                                           --------------    -------------
            Total liabilities and stockholders' equity                       $ 9,257,538      $ 1,539,983
                                                                           ==============    =============

                    See accompanying notes to interim consolidated financial statements.

                                                    VALUESTAR CORPORATION
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                   Three Months Ended              Six Months Ended
                                                                      December 31,                   December 31,
                                                                 1999            1998           1999             1998
                                                             --------------   ------------  --------------   --------------
REVENUES                                                     $     470,003     $  470,608   $   1,192,128     $  1,076,268
                                                             --------------   ------------  --------------   --------------

OPERATING EXPENSES
     Cost of revenues                                              445,364        257,257         827,640          450,604
     Selling                                                       619,973        327,723       1,268,693          709,943
     Marketing and promotion                                       229,352        134,583         779,420          428,912
     Product development                                           907,611           --         1,181,480             --
     General and administrative                                    388,098        427,391         826,661          760,094
     Stock-based compensation                                       42,336           --            75,833           60,000
                                                             --------------   ------------  --------------   --------------

                                                                 2,632,734      1,146,954       4,959,727        2,409,553
                                                             --------------   ------------  --------------   --------------

LOSS FROM OPERATIONS                                            (2,162,731)      (676,346)     (3,767,599)      (1,333,285)
                                                             --------------   ------------  --------------   --------------

OTHER INCOME (EXPENSE)
     Interest income                                                18,410           --            25,334             --
     Interest expense - cash                                      (102,487)       (41,692)       (214,739)         (84,002)
     Non-cash interest expense                                    (651,228)       (34,817)       (719,111)         (52,066)
     Miscellaneous                                                    --           (1,330)           (800)          (5,399)
                                                             --------------   ------------  --------------   --------------

                                                                  (735,305)       (77,839)       (909,316)        (141,467)
                                                             --------------   ------------  --------------   --------------

NET LOSS                                                     $  (2,898,036)    $ (754,185)  $  (4,676,915)    $ (1,474,752)
                                                             ==============   ============  ==============   ==============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS  (NOTE 11)                                 $ (27,831,217)    $ (754,185)  $ (29,642,973)    $ (1,474,752)
                                                             ==============   ============  ==============   ==============

LOSS PER COMMON SHARE                                        $       (2.81)    $    (0.09)  $       (3.07)    $      (0.17)
                                                             ==============   ============  ==============   ==============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                                 9,910,757      8,689,018       9,642,447        8,685,756
                                                             ==============   ============  ==============   ==============



                            See accompanying notes to interim consolidated financial statements.

                                       VALUESTAR CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                             Six Months Ended
                                                                               December 31,
                                                                           1999             1998
                                                                      ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $   (4,676,915)   $  (1,474,752)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
            Depreciation                                                     124,959           21,278
            Amortization of intangible assets                                 13,828             --
            Amortization of bond discount                                    706,887           36,316
            Change in allowance for doubtful accounts                        (10,826)            --
            Other non-cash interest                                           12,224             --
            Stock-based compensation                                          75,833           60,000
         Changes in:
            Receivables                                                       91,273           25,248
            Inventory                                                          2,026            9,496
            Prepaid expenses                                                 (12,992)           3,902
            Deferred costs                                                   (44,967)          73,979
            Intangibles and other assets                                     (50,744)            --
            Accounts payable                                                 129,394          236,422
            Accrued liabilities and other payables                            88,035           31,159
            Deferred revenues                                                  1,325            2,886
                                                                      ---------------   --------------
                Net cash used by operating activities                     (3,550,660)        (974,066)
                                                                      ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                    (451,684)        (110,952)
                                                                      ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of issuance cost           9,935,247             --
     Proceeds from sale of common stock                                    1,170,280          300,000
     Proceeds from debt                                                      250,000          485,000
     Payments on capital leases                                              (15,057)            --
     Payments on debt                                                        (28,698)          (3,911)
                                                                      ---------------   --------------
                Net cash provided by financing activities                 11,311,772          781,089
                                                                      ---------------   --------------

NET INCREASE (DECREASE) IN CASH                                            7,309,428         (303,929)
CASH, beginning of period                                                    270,149          398,604
                                                                      ---------------   --------------

CASH, end of period                                                   $    7,579,577    $      94,675
                                                                      ===============   ==============

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                     $      214,739    $      84,002
     Non-cash investing and financing activities:
         Accrued dividends on Series A Preferred Stock                        77,877             --
         Warrants issued in connection with Series B preferred stock         400,000             --
         Equipment acquired under capital leases                              69,000             --
         8% Secured Notes converted to Series B Stock                      1,000,000             --
         Shareholder advances converted to Series B Stock                    250,000             --
         12% notes converted upon warrant exercise                           609,375             --
         6% Convertible Notes and interest converted to equity               546,274             --




                See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has pioneered a new business certification mark (ValueStar Certified(R)) - - signifying high customer satisfaction - - enabling consumers to quickly determine the best local service businesses. The Company generates revenues by conducting customer satisfaction research on local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company communicates information about highly rated service and professional firms that have earned "ValueStar Certified" to consumers through various media including its Internet Web site (www.valuestar.com) and the ValueStar Report, a bi-annual publication.

The Company's revenues are primarily from certification and rating fees, and are recognized when all related services are provided to the business customer. Rating services include a research survey of prior customers and the delivery of a research report. Services associated with certification include an orientation on becoming a ValueStar Certified business and the delivery of certification materials and manuals. Businesses must reapply for certification each year.
Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered.

The Company currently operates in eight market regions in the United States. In early December 1999, in all markets except Northern California, the Company changed from a fixed certification and rating fee to a percentage based fee based on the value of future transactions between buyers registered with the Company and certified companies. The Company is currently developing the systems to register buyers and monitor these transactions. Until this system is operating, the Company does not anticipate any significant revenues from these markets. The Company continues to charge a fixed certification fee in Northern California.

Costs incurred in printing and distributing the Company's ValueStar Report consumer publication published in January and July, and any related revenues are recognized upon publication.

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

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and the use of cash from operations. Management's plan is to market and promote its existing program and develop new rating content for consumers to achieve revenue growth and, ultimately, profitable operations. Future financing may not be available and it is unlikely cash flows from operations will be sufficient to enable the Company to meet its obligations. The Company could be forced to reduce its level of operations and this would have a material adverse impact on the Company's operations. These interim consolidated financial statements do not give effect to any adjustments which would become necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

3. PRODUCT DEVELOPMENT COSTS

Prior to the current fiscal year, development expenses associated with the design, development and testing of programs and services have not been material. In the first quarter of fiscal 2000, the Company commenced the design, development and

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

3. PRODUCT DEVELOPMENT COSTS (Cont'd)

testing of a new Internet initiative using existing and new content. This initiative consists of developing proprietary content on the majority of service businesses in the United States and developing an Internet-based system that generates commissions from transactions driven by the content. During the second quarter the Company continued to develop computer and related systems to support this new initiative. Product development expenses are being charged to operations as incurred.

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

6. NOTE PAYABLE - SHAREHOLDER

The Company is obligated pursuant to a 15% unsecured subordinated note to a company related to a shareholder/director in the principal amount of $300,000 due June 30, 2000. There is a $10,000 discount being amortized over the term of the note.



7. LONG-TERM DEBT

Long-term debt at December 31, 1999, consists of the following:

8% Senior  Secured  Notes  Payable;  principal of  $1,450,000;  interest is paid monthly,  with the  principal  repayable in ten  quarterly  payments of $153,125 commencing  in March 2002,  and  maturing  June 2004;  net of  unamortized  note
discount of $774,345                                                                                           $  675,655

12% Notes;  principal of $100,000;  unsecured;  interest is paid monthly, with a balloon principal payment due in March 2001; net of unamortized note discount
of $4,545                                                                                                          95,455

12% Subordinated Notes: principal of $390,625; unsecured: interest is paid monthly, with a balloon principal payment due in June 2000; net of unamortized note
discount of $5,046                                                                                                385,579

15% Equipment Note due to related party; due in monthly installments of principal
and interest of $2,022 to maturity in August 2003; secured by equipment and software                               68,119

15% Equipment Note due to related party; due in monthly installments of principal
and interest of $5,055 to maturity in June 2002; secured by equipment and software                                128,058
                                                                                                               ----------
                                                                                                                1,352,866
Less current portion                                                                                              449,759
                                                                                                               ----------
                                                                                                               $  903,107
                                                                                                               ==========

Subsequent to December 31, 1999 the 12% Subordinated Notes were reduced by $15,625 due to the exercise of warrants.

In connection with the sale of Series B Stock (see Note 8), the Senior Note holders executed certain waivers and consents and the Company agreed to increase the interest rate on the $1,450,000 balance of Senior Secured Notes from the current 8% to a maximum of 12% at the rate of 1% per calendar quarter commencing April 1, 2000 when the rate will increase from 8% to 9%.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

7. LONG-TERM DEBT (Cont'd)

In connection with the reduction in the principal of the Senior Secured Notes by $1,000,000, the Company accelerated the amortization of the related note discount by $563,126. Likewise on the reduction in the 12% Subordinated Notes by $609,375 from the exercise of warrants, the Company accelerated the amortization of the related note discount by $7,982. These amounts increased non-cash interest expense by $571,108 for the second quarter.

8. STOCKHOLDERS' DEFICIT

The following table summarizes equity  transactions  during the six months ended
December 31, 1999:


                                      Preferred Stock        Common Stock      Additional   Unearned
                                      ---------------       ------------        Paid-In    Stock-Based    Accumulated
                                       Shares   Amount    Shares     Amount     Capital    Compensation     Deficit       Total
                                       ------   ------    ------     ------     -------    ------------      -------       -----
Balance July 1, 1999                       --       --    9,374,132   $2,344   $ 6,485,373        --     $ (8,878,409)  $(2,390,692)
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                      225,000       56       --       --       2,209,944        --             --       2,210,000
Accrued 8% dividends on Series A
  Preferred Stock                          --       --         --       --          77,877        --          (77,877)         --
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000 and value assigned
  to warrants granted of $400,00        517,157      129       --       --       8,575,118        --             --       8,575,247
Value assigned to warrants granted
  in connection with Series B Stock        --       --         --       --         400,000        --             --         400,000
Stock issued on conversion of 6%
  convertible notes and interest           --       --      546,274      136       546,138        --             --         546,274
Stock issued on exercise of warrants
  reducing 12% subordinated notes          --       --      487,500      122       609,253        --             --         609,375
Stock issued on exercise of warrants
  for cash                                 --       --      992,500      248     1,152,865        --             --       1,153,113
Stock issued on exercise of options
 for cash                                  --       --       27,667        7        17,160        --             --          17,167
Unearned stock-based compensation          --       --         --       --         206,000    (206,000)          --            --
Amortization of stock-based
  compensation                             --       --         --       --            --        75,833           --          75,833
Net loss                                   --       --         --       --            --          --       (4,676,915)   (4,676,915)
                                        -------   ------ ----------   ------   -----------   ---------   ------------   -----------
Balance December 31, 1999               742,157   $  185 11,428,073   $2,857   $20,279,728   $(130,167)  $(13,633,201)  $ 6,519,402
                                        =======   ====== ==========   ======   ===========   =========   ============   ===========

During the first quarter the Company issued 225,000 shares of Series A Convertible Preferred Stock, par value $.00025 ("Series A Stock") for cash of $10 per share. Dividends of 8% per annum compounded are payable in additional shares of Series A Stock. The dollar amount of Series A Stock is convertible into shares of common stock at a conversion price equal to $2.00 per share, and are automatically converted on the occurrence of certain events. The Series A Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors. In connection with the Series A Stock financing the Company incurred legal and related costs of $40,000.

During the second quarter the Company issued 517,157 shares of Series B Convertible Preferred Stock, par value $.00025 ("Series B Stock") at $17.50 per share. A total of $1,000,000 of the Company's outstanding 8% Senior Secured Notes and $250,000 of shareholder advances were converted into 71,429 shares of Series B Convertible Stock at $17.50 per share. The dollar amount of Series B Stock is convertible into shares of common stock at a conversion price equal to $1.75 per share, and are automatically converted on the occurrence of certain events. The Series B Preferred Stock has certain antidilution and registration rights. The Series B Stock has a liquidation preference, after payment of the preferential amount for the Series A Stock, of $17.50 per share. Thereafter the holders of Series B Stock, on an as-converted basis, and the holders of common stock, shall be paid pro-rata, from remaining assets until the holders of Series B Stock shall have received an aggregate preference price of $30.00 per share. Holders of Series B Stock are entitled to receive non-cumulative dividends at an annual rate of 8% only when and if declared by the Board of Directors. However no cash dividends shall be paid to

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

8. STOCKHOLDERS' DEFICIT (Cont'd)

common stock holders unless a like cash dividend amount has been paid to holders of Series B Stock on an as-converted basis. As long as there are at least 200,000 shares of Series B Stock outstanding, then the holders are entitled to elect two members of the Company's Board of Directors.

In connection with the Series B Stock financing the Company incurred legal and related costs of $75,000. The Company also issued a warrant to purchase 75,000 shares of common stock at $2.50 per share until December 2004 as a placement fee. The value assigned to the warrant was $400,000.

Subsequent to December 31, 1999 the Company sold an additional 171,429 shares of Series B Stock at $17.50 per share providing cash proceeds of $3,000,000.

9. STOCK OPTIONS AND WARRANTS

Stock Options

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 1,250,000 shares of common stock for the 1997 Stock Option Plan. The Company has also issued options on 510,000 shares outside of the option plans as of December 31, 1999. The following table summarizes option activity for the period ended December 31, 1999:
                                                  Weighted Average    Weighted
                                      Shares       Exercise Price   Average Life
Outstanding July 1, 1999             1,111,100       $   0.78            2.49
Granted                              1,004,600       $   2.13
Canceled                               (64,999)      $   1.69
Exercised                              (27,667)      $   0.62
Expired                                (15,000)      $   0.50
                                     ---------
Outstanding December 31, 1999        2,008,034       $   1.43            3.30
                                     =========
Exercisable at December 31, 1999       929,107       $   0.77
                                     =========


Warrants

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

In connection with the sale of the Series B Stock (Note 8) the A, B and C Warrant holders terminated certain drag along rights which had provided the Warrant holders additional consideration in certain instances upon a sale of the Company.

At December 31, 1999 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

             Number            Exercise Price             Expiration Date
             ------            --------------             ---------------
               12,500 (1)           $1.25                December, 2000
               50,000               $1.25                March, 2001
              187,500 (1)           $1.25                September, 2002
               20,000 (1)           $1.25                December, 2002

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

9. STOCK OPTIONS AND WARRANTS (Cont'd)

             Number            Exercise Price           Expiration Date
             ------            --------------           ---------------
               50,000               $1.75              May, 2003
               12,500 (2)           $1.25              April, 2003
              262,500 (3)           $2.00              April, 2003
              100,000               $0.75              October, 2003
              350,000 (1)           $1.00              December, 2003
              152,728               $1.375             March, 2004
               30,000 (1)           $1.50              March, 2004
               75,000               $2.50              December, 2004
            1,527,250               $1.00              March, 2009 (A Warrants)
              527,514               $0.00025           March, 2009 (B Warrants)
              231,132 (4)           $1.00              March, 2009 (C Warrants)
           ----------
            3,588,624
           ==========
     (1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

     (2) These warrants are callable at a stock price of $3.00 per share subject to certain conditions.

     (3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.

     (4) These warrants may be repurchased by the Company at $6.00 per share until March 31, 2004 subject to certain conditions.

Subsequent to December 31, 1999 a total of 375,000 warrants were exercised providing cash proceeds of $590,625 and reducing debt by $15,625. Subsequent to December 31, 1999 options on 19,601 common shares were exercised providing cash proceeds of $17,101.

10. INCOME TAXES

At December 31, 1999 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $8 million which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

11. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and convertible notes and preferred stock, which are exercisable into approximately 10.9 million shares of common stock at December 31, 1999 could potentially dilute earnings per share in future periods.

The provisions of the Series A Stock provide for cumulative 8% dividends payable in additional shares of preferred stock and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. This amount increases the net loss available to common stockholders.

Net loss available to common stockholders was also increased by $24,888,181 in computing net loss per share for the second quarter by an imputed deemed dividend from a discount provision included in the Series B Stock. The imputed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend. In January 2000 the Company sold an additional 171,429 shares of Series B Stock and estimates it will report an imputed dividend of approximately $8.8 million in its third fiscal quarter.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 1999

11. LOSS PER COMMON SHARE (Cont'd)

Net loss available to common stockholders is computed as follows:

                                                                        Three Months Ended                  Six Months Ended
                                                                           December 31,                       December 31,
                                                                      1999              1998              1999            1998
                                                                      ----              ----              ----            ----
Net loss                                                         $ (2,898,036)     $   (754,185)     $ (4,676,915)     $ (1,474,752)
Imputed Series B stock dividend based on discount
  provision                                                       (24,888,181)             --         (24,888,181)             --
Accrued dividends on Series A Preferred Stock                         (45,000)             --             (77,877)             --
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders                        $(27,831,217)     $   (754,185)     $(29,642,973)     $ (1,474,752)
                                                                 ============      ============      ============      ============


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

13. YEAR 2000 COMPLIANCE

The Company has not experienced any material Year 2000 problems in our computer systems or operations. Prior to December 31, 1999 the Company had assessed its exposure with respect to Year 2000 technology compliance as limited. Although the Company, or companies with which it does business, could experience latent Year 2000 problems, management does not expect any interruption in normal business activities. The costs of Year 2000 compliance have not been material.

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

Overview

We are a research and rating company and have designed a rating system and certification mark, ValueStar Certified(R), for service businesses. Our rating system is designed to enable buyers to quickly determine those local service businesses that have attained the highest level of customer satisfaction. Our ratings are provided on the Internet at www.valuestar.com, in print in our ValueStar Report, through promotions by, and buyer interactions with, certified businesses.

In the first quarter of fiscal 2000, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content on the majority of service businesses in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. During the second quarter we expended additional resources to generate content for this planned initiative and develop computer and related systems for this new service. The goal of our development is to position ValueStar as the dominant rating system for local service businesses.

In addition to creating proprietary content on America's service companies, we are also developing strategic relationships to provide complementary content and to increase the distribution of the ValueStar brand and related content. In January 2000 we entered into a strategic data alliance with Experian, a leading provider of global information solutions. This alliance provides financial and legal status on local service businesses as a part of our content development. We will provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients. We are also working to develop other alliances and relationships to expand our content, add highly rated service businesses to our program, extend our brand and distribute our ratings to consumers.

Our present operations are conducted in eight market regions in the United States. In December 1999, in all markets except Northern California, we changed from a fixed certification and rating fee to a percentage based fee based on the value of future transactions between buyers registered with us and participating companies enrolled and/or rated by us. We are currently developing the systems to register buyers and monitor future transactions. Until this system is operating, we do not anticipate any significant revenues from these markets. We will continue to incur selling costs and rating costs associated with enrolling participating service companies in our program. We believe this investment will accelerate the launch of our new program by allowing us to have a number of registered service companies already enrolled by the time we launch our transaction fee system. We continue to charge a fixed certification fee in Northern California but expect to also change this market to the new program at a later date, not yet determined.

Our plan is to have the systems to monitor, record and collect on a transaction basis during the second half of calendar year 2000. However unknown technical issues and barriers could arise that could delay implementation or preclude us from executing this plan. In such an event we may be required to revert to a fixed fee basis.

Our present revenues are generated primarily from research and rating fees paid by new and renewal businesses, certification fees from qualified applicants and renewals and from the sale of information products and services. An important aspect of our business model is the recurring nature of revenues from businesses renewing their certification. In the future we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services.

Currently our fixed certification fees range from $995 to approximately $2,000 depending on business size. They are recognized as revenue when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the certification agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue, ranging up to $570, is deferred until the research report is delivered. Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered. From time to time we provide discounts, incentives from basic pricing and payment terms on fees.

We expense research and rating costs as incurred. Costs incurred in printing and distributing our ValueStar Report publication for buyers, currently published in January and July, and any related revenues are recognized upon publication. Accordingly, the costs and revenues from this publication impact the revenues and costs in our first and third fiscal quarters.

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

Since inception, we have been growing, developing and changing our business and have incurred losses in each year. At December 31, 1999, we had an accumulated deficit of $13.6 million. There can be no assurance of future profitability.

Changing Revenue Model

Our current business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. We plan to migrate to a transaction based revenue model where our business will be predicated on creating and maintaining a growing number of registered buyers and sellers transacting commerce in local services.

Considerable portions of our operations are engaged towards the solicitation of new service and professional business applicants and we incur substantial costs towards this activity. We expect that these will continue to be significant costs in the future. During the six months ended December 31, 1999 we also incurred significant product development costs consisting of (a) capturing information on a large number of service companies in the United States (our new proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register consumers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product development costs to continue during the balance of fiscal 2000 and early fiscal 2001. Exact amounts and timing are subject to a variety of factors and are not currently determinable by management.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. We have recently increased numbers of sales, marketing, development and support personnel. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

At December 31, 1999 we had 1,755 certified businesses. At December 31, 1999, we also had 497 (473 new and 24 renewal) business customers in the application and rating phase. The total represents approximately 75 days of sale to new businesses. Northern California business customers in the rating phase are expected to represent approximately $325,000 of revenues that should be recognized in the third quarter of fiscal 2000 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our Consumer ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $1,192,128 for the six months ended December 31, 1999, a 11% increase over revenues of $1,076,268 for the first six months of the prior year. During the period, certification fees accounted for 79% of revenue, compared to 74% for the first six months of the prior year. Revenues for the three months ended December 31, 1999 were $470,003 comparable to the $470,608 reported in the comparable prior period. The growth in revenues for the six months is primarily the result of growth in Northern California, our most established market, which contributed 59% of total revenues. In early December 1999 we ceased charging and collecting fixed certification fees in our other seven markets and commenced enrolling highly rated businesses in our transaction program. Accordingly our revenues declined in December and revenues are expected to be minimal in these markets until we are able to launch our transaction-based systems.

We reported approximately $78,000 in brochure and other revenue, $104,000 for premium Web and ValueStar Report listings and $78,000 in rating fees for the first six months of the year. This compares to $43,000, $127,000 and $107,000 respectively for the first six months of the prior year. Brochure revenue is up 82% from the same period last year due to aggressive efforts in this area and an increase in the number of qualified service providers. Revenues for premium web listings and the ValueStar Report are down 18% from the same period last year due to a shift in management focus toward brochure sales and introductory free listings for certified firms in new markets. Rating fees are down 27% because of an increase in rating discounts to new customers offered during the current period.

Our revenues can vary from quarter to quarter due to (a) the changes being made to our revenue model, (b) the impact of revenues from upgraded profiles in the semi-annual Consumer ValueStar Report, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of certificate holders up for renewal, (g) renewal rates, (h) pricing policies, (i) customer passing and sign-up rates (j) timing of completion of research and ratings, and (k) other factors, some of which are beyond our control.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants, costs related to verifying insurance and complaint status, Web site operating costs and costs of information products. Cost of revenues totaled $827,640 and represented 69% of sales during the six months ended December 31, 1999. This is an increase from 42% for the six months ended December 31, 1998. Rating costs totaled $445,364 for the three months ended December 31, 1999 or 95% of revenues compared to $257,257 and 55% of revenues for the second quarter of the prior year. The increase in the six month period of the current year and the significant increase in the second quarter is attributable primarily to increased staffing and related costs expanding our rating department to handle increased volume. Also in the second quarter we incurred an estimated $280,000 of rating costs associated with the seven markets where we are rating and certifying businesses without any immediate revenue. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

We expect to incur significant continued costs of rating businesses without corresponding levels of revenues until we are able to launch our transaction-based systems. In future quarters the costs of rating and certifying businesses may exceed our revenues. We believe the advance rating of these businesses is a strategic investment necessary to have a base of rated service companies available in key markets as we prepare to launch our transaction-based systems.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Selling costs for the six months ended December 31, 1999, were $1,268,693, or 106% of revenues, compared to $709,943, or 66% of revenues for the first six months of the prior year. In fiscal 1999 we commenced rating businesses in seven new market regions and we continue to incur increased selling costs associated with startup of these new regions compared to the more mature Northern California market. Selling costs for the second quarter totaled $619,973 or 132% of revenues representing an increase from the $327,723 or 70% for the prior period. The significant increase in selling costs during the most recent periods (six months and second quarter) reflect in part the costs associated with selling businesses in seven regions late in the second quarter without corresponding fixed rating and certification fees. Other than direct targeted telemarketing costs, we expense selling costs as incurred.

Similar to rating and certification costs described above, we expect to incur significant continued selling costs to attract new businesses without corresponding levels of revenues until we are able to launch our transaction-based systems. In future quarters the costs of selling may continue to exceed aggregate revenues until we achieve a higher base of revenues. We also expect selling costs as a percentage of revenues will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of new market regions opened and other factors, some beyond our control.

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $779,420, or 65% of revenues during the first six months of fiscal 2000, compared to $428,912, or 40% of revenues for the prior period. Marketing and promotion expenses for the second quarter were $229,352 compared to $134,583 for the prior year's second quarter. Included in marketing and promotion expenses are printing and distribution costs of our ValueStar Report publication targeted at buyers. Printing and distribution costs were $175,000 in the first six months of fiscal 2000 compared to $110,000 in the prior year's first six months, as we printed and distributed more copies with additional pages. Most of these costs were incurred in the first quarter of each fiscal year. During the first six months of fiscal 2000, we expended $305,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of

$150,000 was employed in the prior year's first six months. These increased costs reflect management decisions to increase advertising over prior year levels and advertising rate inflation caused in part by increased Internet advertising in general. During the first six months of fiscal 2000, we expended $106,000 on promotions compared to $100,000 for the prior year's first six months. Generally, the first and third fiscal quarters have increased costs because our ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season.

Marketing and promotion expenses are subject to significant variability based on decisions regarding the timing and size of distribution of our ValueStar Report and decisions regarding paid advertising, public relations and market and brand awareness efforts. We anticipate continuing to make significant expenditures on marketing and promotion efforts to support a growing business base but anticipate these costs will decrease as an annual percentage of revenues when and as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

Product Development Expenses. In prior years development expenses associated with the design, development and testing of our programs and services have not been material. In the first quarter of fiscal 2000 we commenced the design, development and testing of an expanded Internet initiative using existing and new content. During the six months ended December 31, 1999 we expended $1,181,480 on new program development and segregated these costs as product development costs. Second quarter product development costs were $907,611 an increase from the $273,869 in the first quarter of this fiscal year. The major component of product development costs during the six months were compensation and related costs of $620,258. We expect, subject to adequate financing, that product development expenses will increase in the third quarter due to increased numbers of personnel and the use of outside branding, computer and system consultants employed to develop our transaction-based systems. Future levels of product development costs will depend on many factors not currently estimable by our management.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $826,661 or 70% of revenues for the six months ended December 31, 1999, compared to $760,094 or 71% of revenues for the prior year's first six months, an increase of $66,567. General and administrative costs in the second quarter were $388,098, a decrease from the $427,391 for the second quarter of the prior period. The major increases during the six months are an increase in occupancy costs due to additional personnel and expanded office facilities. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

We incurred $75,833 of stock-based compensation during the six months ended December 31, 1999 resulting from non-employee options compared to $60,000 for the prior comparable period which resulted from warrants issued for services. We use stock options, warrants and other forms of non-cash equity compensation from time to time to provide incentives to employees, directors and consultants and others and to preserve cash resources.

We incurred interest expense for the six months ended December 31, 1999 of $933,850 that included $214,739 of cash interest and $719,111 of non-cash amortization of bond discount and paid-in-kind interest. Included in the $719,111 of non-cash interest is $571,108 of lump sum amortization resulting from the early payoff of debt as a result of warrant conversions against debt and senior debt converted to preferred stock. Interest for the prior comparable period was $136,068 with the increase, other than lump sum amortization, resulting from increased amounts of debt in the current period over the prior years' period.

Net Loss. We had a net loss of $4,676,915 for the six months ended December 31, 1999, compared to a loss of $1,474,752 for the six months ended December 31, 1998. Our increased loss is attributable to (a) increased rating and selling costs resulting from the expansion of personnel to new market regions and for non-revenue accounts, (b) increased marketing and promotion costs due to increased market regions, (c) product development costs in the current period, and (d) increased general and administrative costs associated with additional management and support for new market regions. We anticipate we will continue to experience operating losses until we achieve a critical mass base of revenues. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures, launching of new products and services and growth rates. Achievement of positive operating results will require that we obtain a sufficient base of revenues to support our operating and corporate costs. There can be no assurance we can achieve a profitable base of operations.

The loss available to common stockholders for the six months ended December 31, 1999 of $29,642,973 includes $24,888,181 of deemed dividends due to the Series B preferred stock being convertible at a discount to the market price on the date of issuance and $77,877 of accrued dividends on Series A Convertible Preferred Stock. The imputed dividend is not a contractual obligation on our part to pay such imputed dividend. In January 2000 we sold additional shares of Series B preferred stock and estimate we will report an imputed dividend of approximately $8.8 million in our third fiscal quarter. Management believes these financings, which included two strategic investors currently assisting the Company in its growth plans, have allowed the Company to move forward on its new product initiative.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash used by operating activities was $3,550,660 for the six months ended December 31, 1999. At December 31, 1999, we had working capital of $6,298,507. For the six months ended December 31, 1999, our negative cash flow from operating activities was due primarily to our continued operating losses, losses in new market regions, addition of new executive management and investment in new products and business growth. At December 31, 1999, our net accounts receivables were $329,359 representing approximately 50 days of revenues and an annualized turnover ratio of approximately 7.2 times. This compares favorably to approximately 64 days of revenues and turnover of approximately 5.7 times at June 30, 1999. Our improved turnover and reduced accounts receivable level results primarily from more diligent collection efforts. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide certifying companies on certain fees. At December 31, 1999, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of equity and debt financing. In July and August 1999, we sold $2.25 million of Series A preferred stock for cash. In December we raised $7.8 million in cash from the Sale of Series B preferred stock with an additional $1,250,000 of Series B preferred stock converted from debt. During the six months ended December 31, 1999 we also obtained $1.1 million from the exercise of warrants and options for cash. These funds are being used for operations and product development. Subsequent to December 31, 1999 we obtained $3 million from the sale of additional Series B Stock and $532,726 from the exercise of warrants and options for cash. We have no commitments for future investments. In the past, shareholders and debt holders, including from time to time directors, have advanced funds and at times some have converted debt funds to equity financing on terms of new forms of financing. There can be no assurance that we can continue to finance our operations through existing or new investors or from other sources. There can be no assurance that shareholders or directors or others will provide any future financing to ValueStar.

Other than cash on hand of $7,579,577 at December 31, 1999, net accounts receivable of $329,359, and the funds received subsequent to December 31, 1999 described above, we have no material unused sources of liquidity at this time. We expect to incur significant additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

Based on the most recent quarters level of operations we believe we have sufficient capital to finance operations during the next twelve months. Our actual results could differ significantly from prior expenditures and, therefore, we may require additional operating funds for the next twelve months. However we expect to expend additional funds during the next twelve months to expand operations to new market regions, develop new products and systems and to launch new Internet based services. Management has not determined the level of planned future expenditures which will depend in part on decisions on the rate of growth, availability of additional funding and other factors including some beyond the control of management. We estimate that we will require approximately $5 million of software and equipment during the next twelve months to support our expanded operations and new products and services. We are seeking lease financing to pay for some of these capital costs. To finance our planned endeavors, we may require additional financing. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to curtail or scale back staffing, advertising, marketing expenditures and general operations. We may also have to curtail the number of market regions in which we operate. There can be no assurance that additional future funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

New Accounting Pronouncements and Issues

The Financial Accounting Standards Board has issued new pronouncements as discussed in the footnotes to our interim financial statements. As discussed in the notes to our interim financial statements, the implementation of these new pronouncements is not expected to have a material effect on our financial statements.

On September 28, 1998, the SEC issued a press release and stated that the "SEC will formulate and augment new and existing accounting rules and interpretations covering revenue recognition, restructuring reserves, materiality, and disclosure;" for all publicly-traded companies. In response on December 3, 1999 the SEC issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB No. 101) which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our practices have been consistently applied since our initial filing and review by the SEC in 1997. We do not believe the interpretations outlined in SAB No. 101 impact our accounting for certification revenue. However there can be no assurance, given the uncertainty in this area, that the SEC staff may not take a contrary position. Any potential changes could have a material impact on the manner in which we recognize certification revenue. Any such changes would have no effect on reported cash flow or the underlying economic value of our certification business.

Year 2000 Readiness Disclosure

We are aware of the issues associated with the programming code in existing computer systems because of the Year 2000. The "Year 2000" problem is concerned with whether computer systems properly recognize date sensitive information connected with year changes to 2000. Systems that do not properly recognize such information can generate erroneous data or cause a system to fail. To date, we have not experienced any Year 2000 problems in our computer systems or operations. However, other companies, including us, could experience latent Year 2000 problems.

We have identified the following areas that could be impacted by the Year 2000 issue. They are (a) our products, (b) internally used systems and software, (c) products or services provided by key third parties, and (d) the inability of certifying businesses and prospective customers to process business transactions relating to certifying revenue and product sales.

While we are not currently aware of any internal or external Year 2000 failures impacting our operations, we continue to monitor the compliance of our major customers, suppliers and vendors. We believe that third-party relationships upon which we rely represent the greatest risk with respect to the Year 2000 issue, because we cannot guarantee that third parties have adequately assessed and addressed their Year 2000 compliance issues in a timely manner. As a consequence, we can give no assurances that issues related to Year 2000 will not have a material adverse effect on our future results of operations or financial condition.

To date, there have been no material direct out-of-pocket costs associated with our Year 2000 compliance effort. Maintenance or modification costs are expensed as incurred, while the costs of new computers or software are capitalized and amortized over the respective useful life.

Should we not be completely successful in mitigating internal and external Year 2000 risks, the likely worst case scenario could be a system failure causing disruptions of operations, including, among other things, a temporary inability to process transactions, deliver certifications and products, send invoices or engage in similar normal business activities at our office or with our vendors and suppliers. We currently do not have any contingency plans with respect to potential Year 2000 failures of our suppliers or customers and at the present time we do not intend to develop one. If these failures occur, depending upon their duration and severity, they could have a material adverse effect on our business, results of operations and financial condition.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         (a)   None

         (b)   None

         (c) The following is a description of equity securities sold by the Company during the second fiscal quarter ended December 31, 1999 that were not registered under the Securities Act:

                  On December 9, 1999 the Company completed the private offering and sale of 517,157 shares of Series B Convertible Preferred Stock, par value $0.00025 ("Series B Stock"), at $17.50 per preferred share (each share of which is initially convertible into ten shares of common stock). A total of 800,000 shares of preferred stock have been designated by the Company as Series B Stock.

                  The aggregate gross proceeds of $9,050,000 included $6,050,000 in cash from lead strategic investor, eCompanies Venture Group, L.P. (the "Lead Investor"). A total of $1,405,000 was purchased by three institutional holders of the Company's wholly-owned subsidiary's Senior 8% Secured Notes ("Senior Notes") of which $1,000,000 was applied to reduce the outstanding principal of the Senior Notes from $2,450,000 to $1,450,000. A total of $250,000 had been advanced by three investors on November 24 and November 29, 1999 and was applied towards their Series B Stock purchase. The balance of $1,345,000 was paid in cash by sixteen individual investors.

                  The Series B Stock investors included two directors of the Company and entities affiliated with such directors for an aggregate of $302,500 and one executive officer for $50,000.

                  The dollar amount of the Series B Stock is convertible at the option of the holder into shares of common stock at an initial conversion price negotiated with the Lead Investor of $1.75 per share and are automatically converted on the occurrence of the following events:

                     o A Qualified Liquidation Event - a qualifying public offering (proceeds of $15 million at a price of at least $5.00 per share and a valuation of at least $40 million) or qualified sale (valuation of at least $40 million and minimum proceeds of $5.00 to $7.00 per common share);

                     o A Qualified Liquidity Milestone - a qualifying stock market listing (Nasdaq National Market or New York Stock Exchange and minimum price and trading volume);

                     o The conversion of all the shares of the Company's Series A Convertible Preferred Stock ("Series A Stock"); or

                     o      A vote of 66-2/3% of outstanding  shares of Series B
                            Stock.

                  The Series B Stock has a liquidation preference, after payment of the preferential amount for the Series A Stock, of $17.50 per share of Series B Stock. Thereafter the holders of Series B Stock, on an as-converted basis, and the holders of common stock, shall be paid pro-rata, from remaining assets until the holders of Series B Stock shall have received an aggregate preference price of $30.00 per share. Holders of Series B Stock are entitled to receive non-cumulative dividends at an annual rate of 8% only when and if declared by the Board of Directors. However no cash dividends shall be paid to common stock holders unless a like cash dividend amount has been paid to holders of Series B Stock on an as-converted basis.

                  The Series B Stock has antidilution rights for certain issuances below the conversion price. The Series B Stock has voting rights equal to the number of shares of common stock on an as-converted basis. In addition, as long as there are at least 200,000 shares of Series B Stock issued and outstanding, the holders are entitled, voting as a separate class, to elect two members of the Company's board of directors.

                  In connection with this transaction, the Company increased the number of authorized directors from five to seven, resulting in two vacancies. Mr. Steven Ledger, Managing General Partner of eCompanies Venture Group, L.P. has been appointed as a new director filling one vacancy and one directorship elected by the Series B Stockholders. The remaining Series B director seat is vacant. As a result of this transaction and by the terms of the Company's Series A Stock, one director is elected by the Series A Stockholders, two by the Series B Stockholders and the balance of directors, not elected by any series of preferred shares then outstanding, by the common stockholders. As amended by this transaction, the largest holder of Senior Notes, Seacoast Capital Partners L.P., is entitled through a voting agreement, to effectively designate one director from the common class. To date, Seacoast Capital Partners L.P. has not designated a director.

                  In connection with the sale of Series B Stock, the Company entered into an Investors Rights Agreement with the Series B Stock investors, certain Series A Stockholders and the three Senior Note holders who also hold certain A, B, and C warrants to purchase shares of common stock ("Warrants") granted in connection with the issuance of the Senior Notes. This agreement provides the parties with certain demand and piggyback registration rights and grants the Senior Note holders and each holder of 20% of Series B Stock originally issued with certain equity preemptive rights. Previously granted antidilution and preemptive rights granted to the Warrant holders were terminated. The Senior Note holders retain certain debt preemptive rights.

                  In connection with this sale, the Senior Note and Warrant holders (who also own a majority of Series A Stock), amended and waived certain provisions of agreements related to the Senior Notes and the Warrants. These amendments included a termination of certain drag along rights which provided the Warrant holders additional consideration in certain instances upon a sale of the Company. These terminated drag along rights also had allowed the Warrant holders to force a sale of the Company in certain instances.

                  Other amendments executed by Senior Note and Warrant holders included a modification of key person insurance requirements and changes to Senior Note financial covenants. The Senior Note and Warrant holders also executed certain waivers, including waiving any antidilution adjustment to the Warrants or Series A Stock as a result of the Series B Stock sale, waiving the Series A and Series B Stock from the computation for a change of control default under the Senior Notes and waiver of any prepayment fee for the $1,000,000 reduction in the Senior Notes. In connection with these amendments, waivers and modifications by the Senior Note and Warrant holders, the Company agreed to increase the interest rate on the $1,450,000 balance of Senior Notes from the current 8% to a maximum of 12% at the rate of 1% per calendar quarter commencing April 1, 2000 when the rate will increase from 8% to 9%.

                  While the securities were sold by the Company without an underwriter or cash commission, the Company issued to an outside financial advisor warrants to purchase an aggregate of 75,000 shares of common stock at an exercise price of $2.50 per share until December 7, 2004 in connection with these transactions. All of these securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule 506 and appropriate legends were placed on the Series B Stock and will be placed on the shares of common stock issuable upon conversion unless registered under the Act prior to issuance.

                  The Company incurred cash costs estimated at $75,000 in connection with the offering. After the application of $1,250,000 as debt conversions, the balance of net proceeds of $7,725,000 are intended to supplement working capital and provide funds to accelerate the development and implementation of an expanded Internet based rating program for service companies. There can be no assurance the Company can successfully develop new services or that the proceeds will be sufficient for such purpose.

                  The descriptions of these transactions above are qualified in their entirety by the full text of the agreements filed as exhibits to the Company's Form 8-K dated December 13, 1999.

                  On January 18, 2000 the Company sold an additional 171,429 shares of Series B Stock to strategic investor TMCT Ventures providing gross proceeds of $3,000,000.

         (d) None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's fiscal 1999 Annual Meeting of Stockholders held on November 19, 1999 the following members, constituting all of the members, were elected to the Board of Directors: James Stein, James A. Barnes, Fritz T. Beesemyer, Josh Felser and Jerry Polis.

The  following  proposals  were  approved  at the  Company's  Annual  Meeting of
Stockholders:

         1. Election of Directors: B

                a. By Common Stockholders:

                                    Affirmative Votes   Negative Votes   Votes Withheld
                                    -----------------   --------------   --------------
                  James Stein           7,658,551            -0-             49,000
                  James A. Barnes       7,658,551            -0-             49,000
                  Jerry E. Polis        7,658,551            -0-             49,000
                  Josh Felser           7,658,551            -0-             49,000


                b. By Series A Stockholders:
                                    Affirmative Votes   Negative Votes    Votes Withheld
                                    -----------------   --------------    --------------
                  Fritz T. Beesemyer      950,000            -0-               -0-

         2. Authorization to approve an amendment to the Company's 1997 Stock Option Plan to increase the number of shares reserved for issuance thereunder by 750,000 to an aggregate of 1,250,000 shares.

                  Affirmative Votes         Negative Votes       Votes Withheld
                  -----------------         --------------       --------------
                     5,811,654                  109,100              7,600

         3. Authorization to increase the number of shares of common stock, $0.00025 par value, that ValueStar is authorized to issue from 20,000,000 to 50,000,000.

                  a. Common stock votes:

                  Affirmative Votes         Negative Votes       Votes Withheld
                  -----------------         --------------       --------------
                    7,645,951                   54,100               7,600

                  b. Common and preferred stock votes:

                  Affirmative Votes         Negative Votes       Votes Withheld
                  -----------------         --------------       --------------
                    8,595,951                   54,100               7,600

         4. Authorization to ratify the selection of Moss Adams LLP as independent auditors for the Company for fiscal year ending June 30, 2000.

                  Affirmative Votes         Negative Votes       Votes Withheld
                  -----------------         --------------       --------------
                    8,649,751                   1,800                6,100

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  10.8.3 Second Amendment to 1997 Stock Option Plan dated August 31, 1999 and Approved by the Shareholders on November 19, 1999.

                  10.16 Non-Qualified Stock Option Agreement dated as of September 29, 1999 between the Company and James Stein.

                  10.17 Non-Qualified Stock Option Agreement dated as of November 6, 1999 between the Company and Joshua M. Felser.

                  27       Financial Data Schedule

         (b) Reports on Form 8-K:

                  On December 13, 1999 the Company issued Report on Form 8-K related to an Item 5 - Other Events related to the sale of Series B preferred stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VALUESTAR CORPORATION

Date: February 9, 2000      By:  /s/ JAMES A. BARNES
                                --------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)