Form 10QSB
period 2000-03-31
VALUESTAR CORP
filed 2000-05-03
CIK 895262

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

                    For quarterly period ended March 31, 2000

                         Commission File Number 0-22619

                              VALUESTAR CORPORATION
             (Exact name of registrant as specified in its charter)

           Colorado                                           84-1202005
           --------                                           ----------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)


360-22nd Street,  #210, Oakland,  California                      94612
--------------------------------------------                      -----
  (Address of principal executive offices)                      (Zip Code)


                                 (510) 808-1300
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  _X_   NO ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                           15,242,059
-------------------------------                           ----------
          (Class)                               (Outstanding at April 28, 2000)

Transitional Small Business Disclosure Format (check one):  YES ___   NO _X_

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              VALUESTAR CORPORATION

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                 Consolidated Balance Sheets as of March 31, 2000 and
                 June 30, 1999                                                 3

                 Consolidated Statements of Operations for the three
                 and nine months ended March 31, 2000 and 1999                 4

                 Consolidated Statements of Cash Flows for the nine
                 months ended March 31, 2000 and 1999                          5

                 Notes to Interim Consolidated Financial Statements            6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            18
         Item 2. Changes in Securities                                        18
         Item 3. Defaults upon Senior Securities                              19
         Item 4. Submission of Matters to a Vote of Security Holders          19
         Item 5. Other Information                                            19
         Item 6. Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                    20

                                                        VALUESTAR CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

                                                               ASSETS

                                                                                                   March 31,              June 30,
                                                                                                     2000                  1999
                                                                                                 ------------          ------------
CURRENT ASSETS
     Cash                                                                                        $ 10,533,486          $    270,149
     Receivables                                                                                      388,844               409,806
     Inventory                                                                                         22,771                 4,008
     Prepaid expenses                                                                                 213,903                59,446
                                                                                                 ------------          ------------

           Total current assets                                                                    11,159,004               743,409

PROPERTY AND EQUIPMENT                                                                              2,422,441               501,605

DEFERRED COSTS                                                                                         60,433               100,839

INTANGIBLE AND OTHER ASSETS                                                                            84,536               194,130
                                                                                                 ------------          ------------

           Total assets                                                                          $ 13,726,414          $  1,539,983
                                                                                                 ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                            $    996,576               461,825
     Accrued liabilities and other payables                                                           256,194               189,759
     Deferred revenues                                                                                 55,160                27,430
     Note payable - shareholder                                                                       295,000               280,000
     Current portion of capitalized leases                                                             42,423                30,018
     Current portion of long-term debt                                                                506,485             1,032,664
                                                                                                 ------------          ------------

           Total current liabilities                                                                2,151,838             2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                                                     100,709               113,541
LONG-TERM DEBT, net of current portion                                                                114,397             1,795,438
                                                                                                 ------------          ------------

           Total liabilities                                                                        2,366,944             3,930,675

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
        500,000 shares designated Series A Convertible, with 225,000 shares issued and outstanding at March 31, 2000 (liquidation
          preference of $10.00 per share)                                                                  56                  --
        800,000 shares designated Series B Convertible, with 688,586 shares issued and outstanding at March 31, 2000 (liquidation
          preference of $17.50 to $30.00 per share, see note 8)                                           172                  --
     Common stock, $.00025 par value; 50,000,000 shares
        authorized, 14,500,123 and 9,374,132 shares issued
          and outstanding, respectively                                                                 3,625                 2,344
     Additional paid-in capital                                                                    29,331,155             6,485,373
     Unearned stock-based compensation                                                                (98,917)                 --
     Subscribed common stock                                                                          837,150                  --
     Accumulated deficit                                                                          (18,713,771)           (8,878,409)
                                                                                                 ------------          ------------

           Total stockholders' equity                                                              11,359,470            (2,390,692)
                                                                                                 ------------          ------------

           Total liabilities and stockholders' equity                                            $ 13,726,414          $  1,539,983
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

                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                                        March 31,                              March 31,
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $    478,750        $    693,485        $  1,670,878        $  1,769,753
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES
     Cost of revenues                                           195,072             259,966           1,022,711             710,570
     Selling                                                  1,163,815             474,183           2,432,509           1,184,126
     Marketing and promotion                                    957,917             221,422           1,737,337             650,334
     Product and content development                          1,664,051                --             2,845,531                --
     General and administrative                                 565,517             405,323           1,378,349           1,225,417
     Stock-based compensation                                    66,250                --               142,083                --
                                                           ------------        ------------        ------------        ------------

                                                              4,612,622           1,360,894           9,558,520           3,770,447
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (4,133,872)           (667,409)         (7,887,642)         (2,000,694)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income                                            118,900                --               144,234                --
     Interest expense - cash                                    (71,724)            (94,271)           (286,463)           (230,339)
     Non-cash interest and financing costs                     (945,296)               --            (1,678,236)               --
     Miscellaneous                                               (3,578)              3,690              (4,378)             (1,709)
                                                           ------------        ------------        ------------        ------------

                                                               (901,698)            (90,581)         (1,824,843)           (232,048)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (5,035,570)       $   (757,990)       $ (9,712,485)       $ (2,232,742)
                                                           ============        ============        ============        ============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS  (NOTE 11)                               $(13,866,280)       $   (757,990)       $(43,509,253)       $ (2,232,742)
                                                           ============        ============        ============        ============

LOSS PER COMMON SHARE                                      $      (1.17)       $      (0.08)       $      (4.19)       $      (0.25)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                             11,873,812           9,159,173          10,380,824           8,841,258
                                                           ============        ============        ============        ============

                                See accompanying notes to interim consolidated financial statements.

                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                         Nine Months Ended
                                                                                                             March 31,
                                                                                                    2000                   1999
                                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                   $ (9,712,485)          $ (2,232,742)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation                                                                              307,798                 51,961
           Amortization of intangible assets                                                         174,076                   --
           Amortization of bond discount                                                           1,491,936                 30,850
           Change in allowance for doubtful accounts                                                  (3,783)                  --
           Other non-cash interest                                                                    12,224                 23,695
           Stock-based compensation                                                                  142,083                 60,000
        Changes in:
           Receivables                                                                                24,745                (60,125)
           Inventory                                                                                 (18,763)                15,064
           Prepaid expenses                                                                         (154,457)                (6,169)
           Deferred costs                                                                             40,406                 52,527
           Intangibles and other assets                                                              (64,482)                  --
           Accounts payable                                                                          534,751                364,385
           Accrued liabilities and other payables                                                     66,435                 86,861
           Deferred revenues                                                                          27,730                  6,495
                                                                                                ------------           ------------
               Net cash used by operating activities                                              (7,131,786)            (1,607,198)
                                                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                                          (2,198,634)              (118,836)
                                                                                                ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of issuance cost                                  12,935,255                   --
     Proceeds from sale of common stock, net of issuance cost                                      5,645,635                597,875
     Proceeds from subscribed common stock                                                           837,150                   --
     Proceeds from debt                                                                              250,000              2,445,000
     Payments on capital leases                                                                      (30,427)                (7,657)
     Payments on debt                                                                                (43,856)                (6,975)
                                                                                                ------------           ------------
               Net cash provided by financing activities                                          19,593,757              3,028,243
                                                                                                ------------           ------------

NET INCREASE IN CASH                                                                              10,263,337              1,302,209
CASH, beginning of period                                                                            270,149                398,604
                                                                                                ------------           ------------

CASH, end of period                                                                             $ 10,533,486           $  1,700,813
                                                                                                ============           ============

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
        Interest                                                                                $    214,739           $    175,794
     Non-cash investing and financing activities:
        Stock, options and warrants issued for services                                              241,000                 60,000
        Warrants issued for other assets                                                                --                   40,000
        Accrued dividends on Series A Preferred Stock                                                122,877                   --
        Warrants issued in connection with Series B preferred stock                                  400,000                   --
        Equipment acquired under capital leases                                                       30,000                125,303
        8% Secured Notes converted to Series B Stock                                               1,000,000                   --
        Shareholder advances converted to Series B Stock                                             250,000                   --
        12% notes converted upon warrant exercise                                                    625,000                   --
        6% Convertible Notes and interest converted to equity                                        546,274                   --
        8% Secured Notes converted upon warrant exercise                                           1,450,000                   --
        12% subordinated notes converted upon warrant exercise                                        31,250                   --


                                See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly-owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a rating company that has developed business certification marks including ValueStar Certified(R) - - the symbol of high customer satisfaction. ValueStar's ratings enable consumers to quickly determine the best local service providers. The Company is expanding its ratings and creating a new proprietary rating database of credential content on a large number of service providers in the United States.

The Company currently generates revenues by rating local service companies in 300 industries; certifying highly rated businesses; and selling ancillary materials and services. The Company communicates information about rated service and professional firms to consumers through various media including its Internet Web site (www.valuestar.com) and the ValueStar Report, a bi-annual publication.

The Company's revenues are primarily from rating and certification fees, and are recognized when all related services are provided to the business customer. Rating services include a verification of credential information and a customer satisfaction research survey of prior customers and the delivery of a research report. Services associated with certification include an orientation on becoming a ValueStar Certified business and the delivery of certification materials and manuals. Businesses must reapply for certification each year.
Sales of marketing materials and Web advertising and other services are recognized as materials are shipped or over the period services are rendered.

The Company operates in eight market regions in the United States. In early December 1999, in all market regions except Northern California, the Company changed from a fixed certification and rating fee to a percentage based fee. The Company also began collecting and aggregating a database of credential data on many service providers throughout the United States. The Company is entering into agreements with rated companies providing for the payment of a commission fee based on the value of transactions conducted with buyers registered with the Company. The Company is developing the systems to register buyers and monitor transactions. Until this system is operating and buyers are registered, the Company is not collecting fees and does not anticipate any significant revenues from these seven markets. The Company continues to charge a fixed certification fee in its Northern California market region.

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

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations and the use of cash from operations. Management's plan is to market and promote its existing program and develop new rating content for consumers to achieve revenue growth and, ultimately, profitable operations. Future financing may not be available and it is unlikely cash flows from operations will be sufficient to enable the Company to meet its future obligations. The Company could be forced to reduce its level of operations and this would have a material adverse impact on the Company's operations. These interim consolidated financial statements do not give effect to any adjustments which would become necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim consolidated financial statements.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

3. PRODUCT AND CONTENT DEVELOPMENT COSTS

Prior to the current fiscal year, development expenses associated with the design, development and testing of programs and services have not been material. In the first quarter of fiscal 2000, the Company commenced the design, development and testing of a new Internet initiative using existing and newly developed data on service businesses. This initiative consists of developing a proprietary database of credential data on the majority of service businesses in the United States and developing an Internet-based system that generates commissions from transactions between buyers and sellers. The credential data includes information on licensing, insurance, legal and finance, company profiles and related data important to buyers. Service providers with verified credentials become rated and are also eligible to earn ValueStar's top rating by passing a customer satisfaction research survey of prior customers. During the third quarter the Company continued to develop computer and related systems to support this new initiative. Product and content development expenses are being charged to operations as incurred. These expenses include costs of developing systems and creating the content.


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

7. LONG-TERM DEBT
Long-term debt at March 31, 2000, consists of the following:

    12% Notes; principal of $68,750; unsecured;  interest is paid monthly,  with a  balloon  principal  payment  due in March
      2001; net of unamortized note discount of $1,364                 $  67,386
    12%  Subordinated  Notes:  principal of $375,000;  unsecured:
      interest is paid monthly,  with a balloon principal payment due in June  2000;  net of  unamortized  note  discount  of
      $2,523                                                             372,477
    15%  Equipment  Note due to  related  party;  due in  monthly
      installments   of  principal  and  interest  of  $2,022  to
      maturity in August 2003; secured by equipment and software          64,562
    15%  Equipment  Note due to  related  party;  due in  monthly
      installments   of  principal  and  interest  of  $5,055  to
      maturity in June 2002; secured by equipment and software           116,457
                                                                       ---------
                                                                         620,882
    Less current portion                                                 506,485
                                                                       ---------
                                                                       $ 114,397


The Company's $2,450,000 of 8% Senior Secured Notes Payable ("Senior Notes") were exchanged for equity securities during the nine months ended March 31, 2000. In connection with a $1,000,000 principal reduction of the Senior Notes in December 1999 the Company accelerated the amortization of the related note discount by $563,126. In connection with the reduction of the $1,450,000 principal balance of the Senior Notes in March 2000 the Company amortized the balance of the note discount of $741,022 and amortized $153,333 of other previously capitalized finance costs. Likewise on the reduction in the 12% Subordinated Notes by $625,000 from the exercise of warrants, the Company accelerated the amortization of the related note discount by $7,982. These amortization accelerations increased non-cash expenses by $571,108 for the second quarter and $894,355 in the third quarter.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

8. STOCKHOLDERS' EQUITY

The following table summarizes equity  transactions during the nine months ended
March 31, 2000:

                                                                Preferred Stock                   Common Stock           Additional
                                                         ---------------------------      --------------------------      Paid-In
                                                           Shares           Amount          Shares         Amount         Capital
                                                         -----------     -----------      ----------     -----------     -----------
Balance July 1, 1999                                            --              --         9,374,132     $     2,344     $ 6,485,373
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                                           225,000              56            --              --         2,209,944
Accrued 8% dividends on Series A
  Preferred Stock                                               --              --              --              --           122,877
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000 and value assigned
  to warrants granted of $400,000                            688,586             172            --              --        11,575,083
Value assigned to warrants granted
  in connection with Series B Stock                             --              --              --              --           400,000
Stock issued on conversion of 6%
  convertible notes and interest                                --              --           546,274             136         546,138
Stock issued on exercise of warrants
  reducing 12% subordinated notes                               --              --           500,000             125         624,875
Stock issued on exercise of warrants
  reducing 12% notes                                                                          25,000               6          31,244
Stock issued on exercise of warrants
  retiring 8% Senior Secured Notes                                                         1,977,382             494       1,449,506
Sale of stock at $5.85 per unit for cash,
  consisting  of one share and one warrant
  for each ten shares, net of issuance
  costs of $25,000                                                                           663,000             166       3,853,384
Stock issued on exercise of warrants
  for cash                                                      --              --         1,355,000             339       1,743,411
Stock issued on exercise of options
 for cash                                                                                     59,335              15          48,320
Unearned stock-based compensation                               --              --              --              --           241,000
Amortization of stock-based
  compensation                                                  --              --              --              --              --
Subscribed stock                                                --              --              --              --              --
Net loss                                                        --              --              --              --              --
                                                         -----------     -----------      ----------     -----------     -----------
Balance March 31, 2000                                       913,586     $       228      14,500,123     $     3,625     $29,331,155
                                                         ===========     ===========     ===========     ===========     ===========



                                                              Unearned          Subscribed
                                                            Stock-Based          Common             Accumulated
                                                           Compensation           Stock               Deficit              Total
                                                           ------------        ------------        ------------        ------------
Balance July 1, 1999                                               --                  --          $ (8,878,409)       $ (2,390,692)
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                                                 --                  --                  --             2,210,000
Accrued 8% dividends on Series A
  Preferred Stock                                                  --                  --              (122,877)               --
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000 and value assigned
  to warrants granted of $400,000                                  --                  --                  --            11,575,255
Value assigned to warrants granted
  in connection with Series B Stock                                --                  --                  --               400,000
Stock issued on conversion of 6%
  convertible notes and interest                                   --                  --                  --               546,274
Stock issued on exercise of warrants
  reducing 12% subordinated notes                                  --                  --                  --               625,000
Stock issued on exercise of warrants
  reducing 12% notes                                               --                  --                  --                31,250
Stock issued on exercise of warrants
  retiring 8% Senior Secured Notes                                 --                  --                  --             1,450,000
Sale of stock at $5.85 per unit for cash,
  consisting  of one share and one warrant
  for each ten shares, net of issuance
  costs of $25,000                                                 --                  --                  --             3,853,550
Stock issued on exercise of warrants
  for cash                                                         --                  --                  --             1,743,750
Stock issued on exercise of options
 for cash                                                          --                                      --                48,335
Unearned stock-based compensation                              (241,000)                                   --                  --
Amortization of stock-based
  compensation                                                  142,083                                    --               142,083
Subscribed stock                                                   --               837,150                --               837,150
Net loss                                                           --                  --            (9,712,485)         (9,712,485)
                                                           ------------        ------------        ------------        ------------
Balance March 31, 2000                                     $    (98,917)       $    837,150        $(18,713,771)       $ 11,359,470
                                                           ============        ============        ============        ============


During the first quarter the Company issued 225,000 shares of Series A Convertible Preferred Stock, par value $.00025 ("Series A Stock") for cash of $10 per share for gross proceeds of $2,250,000. Dividends of 8% per annum compounded are payable in additional shares of Series A Stock. The dollar amount of Series A Stock is convertible into shares of common stock at a conversion price equal to $2.00 per share, and are automatically converted on the occurrence of certain events. The Series A Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

In connection with the Series A Stock financing the Company incurred legal and related costs of $40,000. At March 31, 2000 the Series A Stock was convertible into 1,186,438 shares of common stock.

In December 1999 and January 2000 the Company issued 688,586 shares of Series B Convertible Preferred Stock, par value $.00025 ("Series B Stock") at $17.50 per share for gross proceeds of $12,050,255. A total of $1,000,000 of the Company's outstanding 8% Senior Secured Notes and $250,000 of shareholder advances were converted into 71,429 of these shares of Series B Convertible Stock.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

8. STOCKHOLDERS' EQUITY (Cont'd)

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

In connection with the Series B Stock financing the Company incurred legal and related costs of $75,000. The Company also issued a warrant to purchase 75,000 shares of common stock at $2.50 per share until December 2004 as a placement fee. The value assigned to the warrant was $400,000. At March 31, 2000 the Series B Stock was convertible into 6,885,860 shares of common stock.

In March 2000 the Company issued 663,000 shares of common stock in a unit financing at $5.85 per unit ("585 Units") for gross proceeds of $3,878,550. For each ten units purchased, the Company granted investors a warrant to purchase one share of common stock at $5.85 per share resulting in warrants on 66,300 shares of common stock. The Company incurred legal and related costs of $25,000.

Subsequent to March 31, 2000, on April 4, 2000, the Company issued an additional 647,087 of 585 Units at $5.85 per share for gross proceeds of $3,785,458. A total of 462,757 units were issued for cash and 184,320 units were issued in exchange for call proceeds of certain warrants by the Company (see Note 9). A total of $837,150 of these second closing funds were received prior to March 31, 2000 and are recorded as subscribed common stock at March 31, 2000.

9. STOCK OPTIONS AND WARRANTS

Stock Options

The Company has reserved 250,000 shares of common stock for each of its 1992 ISO Plan and 1992 NSO Plan, 300,000 shares of common stock for the 1996 Stock Option Plan and 1,250,000 shares of common stock for the 1997 Stock Option Plan. The Company has also reserved shares and granted options on 871,600 shares outside of the option plans as of March 31, 2000. The following table summarizes option activity for the period ended March 31, 2000:

                                                 Weighted Average     Weighted
                                      Shares      Exercise Price    Average Life
                                      ------      --------------    ------------
Outstanding July 1, 1999            1,111,100       $   0.78             2.49
Granted                             1,947,922       $   4.98
Canceled                             (437,499)      $   3.09
Exercised                             (59,335)      $   0.81
Expired                               (15,000)      $   0.50
                                    ---------
Outstanding March 31, 2000          2,547,188       $   3.60             3.37
                                    ---------
Exercisable at March 31, 2000         968,172       $   0.99
                                    =========


Subsequent to March 31, 2000 a total of 17,467 options were exercised providing proceeds of $8,467.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

9. STOCK OPTIONS AND WARRANTS (Cont'd)

Warrants

At March 31, 2000 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

                    Number          Exercise Price      Expiration Date
                    ------          --------------      ---------------
                    25,000              $1.25           March, 2001
                   187,500(1)           $1.25           September, 2002
                    20,000(1)           $1.25           December, 2002
                    66,300(2)           $5.85           March, 2003
                    50,000              $1.75           May, 2003
                    12,500(3)           $2.00           April, 2003
                   350,000(1)           $1.00           December, 2003
                   152,728              $1.375          March, 2004
                    30,000(1)           $1.50           March, 2004
                    75,000              $2.50           December, 2004
                    77,382              $1.00           March, 2009 (A Warrants)
                   231,132(4)           $1.00           March, 2009 (C Warrants)
                 ---------
                 1,277,542

(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.
(2) These warrants are callable at a stock price of $15.00 per share subject to certain conditions.
(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.
(4) These warrants may be repurchased by the Company at $6.00 per share until March 31, 2004 subject to certain conditions.


In connection with the sale of the Senior Notes on March 31, 1999 (see note 7) the noteholders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants") and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). The C Warrants or underlying shares of Common Stock could be repurchased by the Company at $6.00 per share (less any unpaid exercise price) on an all or none basis until March 31, 2004 as long as the Company is not in default with respect to the Senior Notes or related agreements.

In March 2000 the noteholders applied the $1,450,000 principal balance of the Senior Notes towards the exercise of the 527,514 B Warrants and 1,449,868 A Warrants. The Company agreed, in connection with the Senior Note cancellation, to call the C Warrants effective April 4, 2000 and the holders agreed to apply the proceeds of the call towards the purchase of 585 Units (see Note 8). On April 4, 2000 the holders of the C Warrants converted the net call proceeds of $5.00 per share, $1,155,660 in the aggregate, into 77,382 shares of common stock (A Warrant exercise) and 184,320 units of the 585 Unit financing. The call of the C Warrants and issuance of the 585 Units was on a cashless basis.

Subsequent to March 31, 2000, in connection with the second closing of the 585 Unit financing, the Company issued 64,713 warrants exercisable at $5.85 per share exercisable until April 4, 2003. In connection with this second closing the Company also issued a warrant to purchase 50,000 shares of common stock at $10.00 per share until April 2003 and a warrant to purchase 30,000 shares of common stock at $5.85 per share until April 2005. Also subsequent to March 31, 2000 the Company issued a warrant to purchase 22,802 shares of common stock at $6.14 per share until April 11, 2005 in connection with lease financing (see
Note 14).

10. INCOME TAXES

At March 31, 2000 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $8 million which expire through 2019 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

11. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and preferred stock, which are exercisable into approximately 10.3 million shares of common stock at March 31, 2000 could potentially dilute earnings per share in future periods.

The provisions of the Series A Stock provide for cumulative 8% dividends payable in additional shares of preferred stock and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. This amount increases the net loss available to common stockholders.

Net loss available to common stockholders was also increased by $24,888,181 in computing net loss per share for the second quarter and $8,785,710 in the third quarter by an imputed deemed dividend from a discount provision included in the Series B Stock providing for a conversion price less than the market price on the date of issuance. The imputed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend.

Net loss available to common stockholders is computed as follows:

                                                                       Three Months Ended                 Nine Months Ended
                                                                            March 31,                           March 31,
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Net loss                                                         $ (5,035,570)     $   (757,990)     $ (9,712,485)     $ (2,232,742)
Imputed Series B stock dividend based on discount
  provision                                                        (8,785,710)             --         (33,673,891)             --
Accrued dividends on Series A Stock                                   (45,000)             --            (122,877)             --
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders                        $(13,866,280)     $   (757,990)     $(43,509,253)     $ (2,232,742)
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

13. YEAR 2000 COMPLIANCE

The Company has not experienced any material Year 2000 problems in its computer systems or operations. Prior to December 31, 1999 the Company had assessed its exposure with respect to Year 2000 technology compliance as limited. Although the Company, or companies with which it does business, could experience latent Year 2000 problems, management does not expect any interruption in normal business activities. The costs of Year 2000 compliance have not been material.

14. SUBSEQUENT EVENTS

In addition to the subsequent stock, option and warrant transactions described in Notes 8 and 9, on April 19, 2000 the Company received proceeds of $1,278,737 from a leasing institution in connection with a software and equipment leasing commitment of $2 million. These funds financed software, equipment and related costs incurred by the Company prior to March 31, 2000.

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

Overview

We are a provider of branded rating content on local service businesses. As an infomediary we enhance online and offline commerce between buyers and sellers of services by offering ratings enabling buyers to quickly determine the best local service providers. Our ratings (ValueStar Certified(R) and other marks in development) are provided on the Internet at www.valuestar.com, in print in our ValueStar Report, through promotions by, and buyer interactions with, rated businesses.

In the first quarter of fiscal 2000, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content and ratings on a large number of service providers in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The content being developed includes credential information such as licensing, insurance, legal and finance, company profiles and related information. During the current fiscal year we have expended significant resources (approximately $2.8 million) to generate database information and develop computer and related systems for this new service. The goal of our development is to position ValueStar as the dominant rating system for local service providers.

In addition to creating proprietary content on America's service companies, we are also developing strategic relationships to provide data and to increase the distribution of ValueStar's branded rating content:

o In January 2000 we entered into a strategic data alliance with Experian, a leading provider of global information solutions. This alliance provides financial and legal status on local service businesses as a part of our content development. We will provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients.

o In February 2000 we entered into an alliance with OurHouse.com an online destination providing quality, home improvement products, services and how-to information. This one-year alliance provides OurHouse.com access to ValueStar's database of rated companies and creates an opportunity for OurHouse.com suppliers to be rated by ValueStar.

We have established an eight person business development team to develop other alliances and relationships to expand our content, add highly rated service providers, extend our brand and distribute our ratings to consumers and other buyers of local services.

Our present operations are conducted in eight market regions in the United States. In December 1999, in all markets except Northern California, we changed from a fixed certification and rating fee to a percentage based fee based on the value of future transactions between buyers registered with us and participating companies rated and authorized by us. We are currently developing the systems to register buyers and monitor transactions. Until this system is operating, we do not anticipate any significant revenues from these markets. We will continue to incur selling costs and rating costs associated with enrolling participating service providers in our program. We believe this investment will accelerate the launch of our new program by allowing us to have a number of verified and authorized service companies already enrolled by the time we launch our transaction fee system. We continue to charge a fixed certification fee in Northern California but expect to also change this market to the new program at a later date, not yet determined.

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

Since inception, we have been growing, developing and changing our business and have incurred losses in each year. At March 31, 2000, we had an accumulated deficit of $18.5 million. There can be no assurance of future profitability.

Changing Revenue Model

Our current business revenue model, similar to other membership based organizations, is predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renew contribute higher gross margins than new applicants due to reduced sales and rating costs. As discussed above we are migrating to a transaction based revenue model where our business will be predicated on creating and maintaining a growing number of registered buyers and sellers transacting commerce in local services.

Considerable portions of our operations are engaged towards the solicitation of new service and professional business applicants and we incur substantial costs towards this activity. We expect that these will continue to be significant costs in the future. During the nine months ended March 31, 2000 we also incurred significant product, system and database development costs consisting of (a) capturing and verifying credential data on a large number of service companies in the United States (our proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register consumers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product, system and content development costs to continue at high levels during the balance of fiscal 2000 and early fiscal 2001. After our content databases are developed, we will incur costs to maintain and update the data on an ongoing basis. Exact amounts and timing of these expenditures and costs are subject to a variety of factors and are not currently determinable by management.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. We have recently increased numbers of sales, marketing, development and support personnel. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

At March 31, 2000 we had 2,005 certified businesses. At March 31, 2000, we also had 1,137 (1,068 new and 34 renewal) business customers in the application and rating phase. The total represents approximately 130 days of sales to new businesses. Northern California business customers in the rating phase are expected to represent approximately $190,000 of revenues that should be recognized in the fourth quarter of fiscal 2000 (generally analogous to backlog).

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $1,670,878 for the nine months ended March 31, 2000, a 5% decrease from revenues of $1,769,753 for the first nine months of the prior year. In early December 1999 we ceased charging and collecting  fixed  certification  fees in  seven  markets  outside  of  Northern
California and commenced enrolling highly rated businesses in our transaction-based program providing for future commissions. Accordingly since December we have obtained revenues only from the Northern California market region. We do not expect revenues from other market regions until our transaction system is fully developed and successfully operating.

During the nine months ended March 31, 2000, certification fees accounted for 75% of revenue, compared to 74% for the first nine months of the prior year. Revenues for the three months ended March 31, 2000 were $478,750 compared to $693,485 reported in the comparable prior period. The decline of $214,735 is attributable primarily to the change in our revenue model described above with the third quarter revenues being only from the Northern California market region.

We reported approximately $124,000 in brochure and other revenue, $190,000 for premium Web and ValueStar Report listings and $105,000 in rating fees for the first nine months of the year. This compares to $92,000, $214,000 and $161,000 respectively for the first nine months of the prior year. Brochure revenue is up 35% from the prior year due to aggressive efforts in this area and an increase in the number of qualified service providers. Revenues for premium web listings and the ValueStar Report are down 11% from the same period last year due to a shift in management focus toward brochure sales and introductory free listings for certified firms in new markets. Rating fees are down 34% because of an increase in rating discounts to new customers offered during the current period and free ratings in the seven market regions.

Our revenues can vary from quarter to quarter due to (a) the changes being made to our revenue model, (b) the impact of revenues from upgraded profiles in the semi-annual ValueStar Report, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of certificate holders up for renewal, (g) renewal rates, (h) pricing policies, (i) customer passing and sign-up rates (j) timing of completion of research and ratings, and (k) other factors, some of which are beyond our control.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants for those businesses which are charged a fixed certification fee, costs related to verifying insurance and complaint status for these same businesses, Web site operating costs and costs of information products. Cost of revenues totaled $1,022,711 and represented 61% of sales during the nine months ended March 31, 2000. This is an increase from 41% for the nine months ended March 31, 1999. Rating costs totaled $195,072 for the three months ended March 31, 2000 or 41% of revenues compared to $259,966 and 38% of revenues for the third quarter of the prior year. The increase in the current year is attributable primarily to increased staffing and related costs from expanding our rating department to handle increased volume in anticipation of the transaction-based system. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales. We expect to incur significant continued costs of rating businesses without corresponding levels of revenues until we are able to launch our transaction-based systems. In future quarters the costs of rating and certifying businesses may exceed our revenues.

Rating costs estimated at $530,000 have been included in product and content development costs for those businesses being added to our content database in the seven markets in which we are not currently generating revenues. We believe the advance rating of businesses under transaction-based contracts in these market regions is a strategic investment in new content. We believe it is necessary to have a base of rated service companies available in key markets as we prepare to launch our transaction-based systems in the second half of calendar 2000.

Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Selling costs for the nine months ended March 31, 2000, were $2,432,509, or 146% of revenues, compared to $1,184,126, or 67% of revenues for the first nine months of the prior year. In fiscal 1999 we commenced rating businesses in seven new market regions and we continue to incur increased selling costs associated with startup of these new regions compared to the more mature Northern California market. Selling costs for the third quarter totaled $1,163,815 or 243% of revenues representing an increase from the $474,183 or 68% for the prior period. The significant increase in selling costs during the most recent periods (nine months and third quarter) reflect in part the costs associated with selling businesses in seven regions late in the second quarter and in the third quarter without corresponding fixed rating and certification fees. Other than direct targeted telemarketing costs, we expense selling costs as incurred.

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

Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $1,737,337, or 104% of revenues during the first nine months of fiscal 2000, compared to $650,334, or 37% of revenues for the prior period. Marketing and promotion expenses for the third quarter were $957,917 compared to $221,422 for the prior year's third quarter. Included in marketing and promotion expenses are printing and distribution costs of our ValueStar Report publication targeted at buyers. Printing and distribution costs were $333,000 in the first nine months of fiscal 2000 compared to $265,000 in the prior year's first nine months, as we printed and distributed more copies with additional pages. Most of these costs are incurred in the first and third quarter of each fiscal year. During the first nine months of fiscal 2000, we expended $593,000 on paid advertising targeted at expanding consumer awareness of ValueStar. Paid advertising of $150,000 was employed in the prior year's first nine months. These increased costs reflect management decisions to increase advertising over prior year levels and advertising rate inflation in general. During the first nine months of fiscal 2000, we expended $120,000 on promotions which was comparable to the prior year. Generally, the first and third fiscal quarters have increased costs because our ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season.

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

Product and Content Development Expenses. In prior years development expenses associated with the design, development and testing of our programs and services have not been material. In the first quarter of fiscal 2000 we commenced the design, development and testing of an expanded Internet initiative using existing and new content. During the nine months ended March 31, 2000 we expended $2,845,531 on new program development and segregated these costs as product and content development costs. Third quarter product development costs were $1,664,051, an increase from the $907,611 in the second quarter of this fiscal year. The major component of product development costs during the nine months were compensation and related costs of $1,780,000. We expect, subject to adequate financing, that product and content development expenses will increase in the fourth quarter due to increased numbers of personnel and the use of outside branding, computer and system consultants employed to develop our transaction-based system. Future levels of product development costs will depend on many factors not currently estimable by management.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $1,378,349 or 82% of revenues for the nine months ended March 31, 2000, compared to $1,225,417 or 69% of revenues for the prior year's first nine months. General and administrative costs in the third quarter were $565,517, an increase from the $405,323 for the third quarter of the prior period. The major increases during the nine months are an increase in occupancy costs of $353,000 due to additional personnel and expanded office facilities. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

We incurred $142,083 of stock-based compensation during the nine months ended March 31, 2000 resulting from non-employee options compared to $60,000 for the prior comparable period which resulted from warrants issued for services. We use stock options, warrants and other forms of non-cash equity compensation from time to time to provide incentives to employees, directors and consultants and others and to preserve cash resources.

We incurred interest expense for the nine months ended March 31, 2000 of $1,964,699 that included $286,463 of cash interest and $1,678,236 of non-cash amortization of bond discount, paid-in-kind interest and amortized financing costs. Included in the $1,678,236 of non-cash interest and financing costs are $1,312,130 of lump sum amortization resulting from the early payoff of debt and $153,333 of lump sum amortization of capitalized financing costs associated with senior debt converted to common stock. Interest for the prior comparable period was $230,339 with the increase, other than lump sum amortization, resulting from increased amounts of debt in the current period over the prior years' period.

Net Loss. We had a net loss of $9,712,485 for the nine months ended March 31, 2000, compared to a loss of $2,232,742 for the nine months ended March 31, 1999. Our increased loss is attributable to (a) increased rating and selling costs resulting from the expansion of personnel to new market regions and for non-revenue accounts, (b) increased marketing and promotion costs due to increased market regions, (c) product and content development costs in the current period, (d) the commencement in the seven market regions outside of Northern California of enrolling businesses in our transaction-based model instead of charging fixed certification fees and (e) increased general and administrative costs associated with additional management and support for new market regions. We anticipate we will continue to experience operating losses until we achieve a critical mass base of revenues. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures, launching of new products and services and growth rates. Achievement of positive operating results will require that we obtain a sufficient base of revenues to support our operating and corporate costs. There can be no assurance we can achieve a profitable base of operations.

The loss available to common stockholders for the nine months ended March 31, 2000 of $43,509,253 includes $33,673,891 of deemed dividends due to the Series B Preferred Stock being convertible at a discount to the market price on the date of issuance and $122,877 of accrued dividends on Series A Convertible Preferred Stock. The imputed dividend is not a contractual obligation on our part to pay such imputed dividend. Management believes the Series B financing, which was negotiated when the stock was at lower levels and includes two strategic institutional investors which are assisting the Company in its growth plans and new Internet initiative, has allowed the Company to finance development of the new initiative.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash used by operating activities was $7.1 million for the nine months ended March 31, 2000. At March 31, 2000, we had working capital of $9 million. For the nine months ended March 31, 2000, our negative cash flow from operating activities was due primarily to our continued operating losses, losses in the seven market regions in which we are not currently collecting revenues, addition of new executive management and investment in new products, content and business growth. At March 31, 2000, our net accounts receivables were $388,844 representing approximately 64 days of revenues and an annualized turnover ratio of approximately 5.7 times. This is the same as the 64 days of revenues and turnover of approximately 5.7 times at June 30, 1999. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide certifying companies on certain fees. At March 31, 2000, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of equity and debt financing. In July and August 1999, we sold $2.25 million of Series A preferred stock for cash. In December and January we raised $10.8 million in cash from the Sale of Series B preferred stock with an additional $1,250,000 of Series B preferred stock converted from debt. In March we obtained $3.9 million from the sale of common stock with warrants. During the nine months ended March 31, 2000 we also obtained $1.8 million from the exercise of warrants and options for cash. These funds are being used for operations and product and content development. Subsequent to March 31, 2000 we obtained $2.7 million cash from the sale of additional shares of common stock with warrants and $1.3 million of lease financing for software and equipment previously purchased by cash. We have no commitments for future investments. In the past, shareholders and debt holders, including from time to time directors, have advanced funds and at times some have converted debt funds to equity financing on terms of new forms of financing. There can be no assurance that we can continue to finance our operations through existing or new investors or from other sources. There can be no assurance that shareholders or directors or others will provide any future financing to ValueStar.

Other than cash on hand of $10,533,486 at March 31, 2000, net accounts receivable of $388,844, and the funds received subsequent to March 31, 2000 described above and approximately of $0.7 million of leasing credit, we have no material unused sources of liquidity at this time. We expect to incur significant additional operating losses in future fiscal quarters as a result of continued operations, product and content development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

Based on the most recent quarter's level of operating expenditures, and assuming no revenues from our transactions based system, we believe we will require a minimum of $5 million of additional capital to finance operations during the next twelve months. Our actual results could differ significantly from prior expenditures and, therefore, we may require a greater or lesser amount of additional operating funds for the next twelve months. We are incurring significant costs to develop systems and the content for our new Internet initiative. Many of these costs are non-recurring and the timing and amount of such expenditures is generally controllable by management. Management has not determined the level of planned future expenditures which will depend in part on decisions on the rate of growth, availability of additional funding and other factors including some beyond the control of management.

Management also believes, but there can be no guarantee, that it could curtail and/or delay certain expenditures and modify operations such that existing cash could finance operations for the next twelve months.

We estimate that we will require approximately $3 million of software and equipment during the next twelve months to support our expanded operations and new products and services. We are seeking additional lease financing to pay for some of these capital costs. To finance our planned endeavors or more rapidly implement our transaction revenue system, we may require additional financing. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to curtail or scale back staffing, product and content development, advertising, marketing expenditures and general operations. We may also have to curtail the number of market regions in which we operate. There can be no assurance that additional future funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

     (a) None

     (b) None

     (c) The following is a description of equity securities sold by the Company during the third fiscal quarter ended March 31, 2000 that were not registered under the Securities Act:

         1. On January 18, 2000 the Company completed the private offering and sale of 171,429 shares of Series B Convertible Preferred Stock, par value $0.00025 ("Series B Stock"), at $17.50 per preferred share (each share of which is initially convertible into ten shares of common stock). These shares were sold on the same terms and conditions as the 517,157 shares of Series B Stock sold by the Company in December 1999 as reported in the Company's Form 10-QSB for December 31, 1999. The aggregate gross proceeds of $3,000,000 were from one strategic investor, TMCT Ventures.

             The Series B Stock was sold to TMCT Ventures without an underwriter or cash commission. The securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule

             506 and appropriate legends were placed on the Series B Stock and will be placed on the shares of common stock issuable upon conversion unless registered under the Act prior to issuance.

             The descriptions of the above Series B transaction is qualified in its entirety by the full text of the agreements filed as exhibits to the Company's Form 8-K dated December 13, 1999.

         2. On March 24, 2000 the Company completed the first closing of a private offering and sale of 663,000 units. Each unit consisted of one share of common stock at $5.85 per share and one warrant for each ten shares ("585 Unit"), each warrant granting the right to purchase one common share at $5.85 for a period of three years. Warrants for an aggregate of 66,300 shares of common stock were issued. The aggregate proceeds were $3,878,550 and will be used for working capital.

             In connection with the sale of the 585 Units, the Company entered into an Investors Rights Agreement with the __ investors providing the investors with certain piggyback registration rights.

             While the securities were sold by the Company without an underwriter or cash commission, the Company upon the second closing of an additional 647,087 units on April 4, 2000 issued to an outside financial advisor warrants to purchase an aggregate of 30,000 shares of common stock at an exercise price of $5.85 per share until April 4, 2005 and issued the lead investor, in consideration of guaranteeing the purchase of a minimum of 1,000,000 units, warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $10.00 per share until April 4, 2003.

             All of the securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule 506 and appropriate legends were placed on the shares of common stock and warrants and will be placed on the shares of common stock issuable upon exercise of the warrants unless registered under the Act prior to issuance.

             The descriptions of the 585 Unit financing is qualified in its entirety by the full text of the agreements files as exhibits to this quarterly report.

     (d) None


Item 3. Defaults Upon Senior Securities
         None


Item 4. Submission of Matters to a Vote of Security Holders
         None


Item 5. Other Information
         None


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         4.29.1 First Amended ValueStar Corporation Investor Rights Agreement dated as of March 24, 2000 between the Company and certain Series A, Series B and 585 Unit Investors

         4.31 Form of Securities Purchase Agreement dated as of March 24, 2000 between the Company and 585 Unit Investors

         4.32 Form of Stock Purchase Warrant dated as of March 24, 2000 between the Company and 585 Unit Investors

        10.18 Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

        10.19 Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

        10.20 Incentive Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

        27      Financial Data Schedule

         (b) Reports on Form 8-K:

                  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           VALUESTAR CORPORATION

Date: May 3, 2000                      By: /s/ JAMES A. BARNES
                                           -----------------------
                                           James A. Barnes
                                           Secretary and Treasurer
                                           (Principal Financial Officer and duly
                                           authorized to sign on behalf of the
                                           Registrant)