Form 10KSB
period 2000-06-30
VALUESTAR CORP
filed 2000-09-25
CIK 895262

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

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


                          360 - 22nd Street, 4th Floor
                            Oakland, California 94612
                                 (510) 808-1300
          (Address and telephone number of principal executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        common stock, par value $0.00025
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $2,090,773

The aggregate market value of the issuer's common stock held by non-affiliates as of September 15, 2000 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $32,619,000.

As of September 15, 2000 there were 15,653,323 shares of ValueStar Corporation common stock, par value $.00025, outstanding.


Documents Incorporated By Reference: The information required by Items 9, 10, 11 and 12 of Part III of this Report is incorporated by reference from ValueStar's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates-


Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

================================================================================



                                TABLE OF CONTENTS
                                                                                                        Page
                                     PART I
ITEM 1.       Description of Business                                                                    2
ITEM 2.       Description of Property                                                                   13
ITEM 3.       Legal Proceedings                                                                         13
ITEM 4.       Submission of Matters to a Vote of Security Holders                                       13

                                     PART II
ITEM 5.       Market for Common Equity and Related Stockholder Matters                                  13
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                 15
ITEM 7.       Financial Statements                                                                      25
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      25

                                    PART III
ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;                             25
              Compliance With Section 16(a) of the Exchange Act
ITEM 10.      Executive Compensation                                                                    25
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management                            25
ITEM 12.      Certain Relationships and Related Transactions                                            25
ITEM 13.      Exhibits and Reports on Form 8-K                                                          26

SIGNATURES                                                                                              32


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

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR COMPANY

We are a leading provider of branded rating content on local service businesses. Our ratings of local service businesses enhance online and offline commerce between buyers and sellers. We estimate that the total commerce in the U.S. exceeds $2 trillion annually for all service businesses. As an infomediary, we help consumer and business buyers make informed purchasing decisions among the estimated 6 million local service businesses in America. Our ratings provide service businesses a tool to distinguish themselves from their competitors. Service businesses pay us research and rating fees and we are developing a new commission system to generate revenues by connecting member service businesses with quality seeking buyers. Our ratings and commission system will offer Internet portals, credit card issuers and other aggregators of consumer and business buyers a new source of recurring revenue.

We are creating a large database of credential data consisting of license information, legal status and business profiles that we aggregate for buyers from over 2,000 databases nationwide. At August 31, 2000 we had approximately 6,000,000 service businesses in our database, essentially all service businesses in the United States. We have completed ratings on approximately 350,000 service businesses across the United States. We deliver our credential information through easy to recognize rating symbols. Our ValueStar Verified(TM) rating indicates that a service business has passed a credential review. ValueStar Top-Rated(TM) is a premium certification mark indicating evidence of high customer satisfaction. To assure unbiased customer satisfaction ratings, we use the Public Research Institute of San Francisco State University and the Consumer Law Project of the University of Houston Law Center to audit our survey research.

We market a licensing program to rated service businesses. Service businesses that are ValueStar Verified or ValueStar Top-Rated are encouraged to license the ValueStar program. Our program is designed to provide our licensed or member businesses preferred access to a flow of quality-seeking buyers. Member businesses are also licensed to use our rating symbols in their marketing and promotional activities.

Through technology our rating and buyer information and proprietary shopping tools are available on the Internet through our Web site (valuestar.com). While our customer satisfaction ratings are currently conducted offline through telephone surveys, we are developing technology to automate ratings by buyers after transactions are completed. Our proprietary shopping tools assist consumers in selecting among quality service businesses with the freedom to transact online or offline. We also target and promote the broad distribution of our rating content through other Internet sites and through offline marketing by us and by our licensed service businesses. We recently entered into content agreements with Experian, InfoUSA and Netcentives and rating distribution alliances with home service portals: Contractor.com, OurHouse.com, SimplyDone.com; auto portals: CompleteCar.com and FindGarage.com; and other vertical portals: e.Attorney.com, Foodscape.com, rentals.com and geoTouch.com.

We generate revenues from a combination of fixed certification and rating fees paid by service businesses. We are developing the technology to collect a commission on the value of transactions between registered buyer members and licensed member service businesses. Since a large number of purchases are being researched online but still consummated offline, a key advantage of our program is that we expect to receive transaction revenues whether transactions are consummated online or offline. Buyers are registered free through Internet alliances, credit-card issuers and through other aggregators of consumers and business buyers who participate in transaction commissions. Buyers will receive benefits including loyalty points, satisfaction guarantees and other benefits for purchasing from ValueStar member service businesses.

Our principal executive offices are located at 360-22nd Street, Oakland, California, 94612. Our telephone number is 510-808-1300 and our Internet Web site is www.valuestar.com. The information found on our Web site is not part of this annual report.

OUR MARKET OPPORTUNITY

We believe there is a compelling buyer need for unbiased ratings on local services. North America contains fragmented, highly competitive local service industries. This creates a large number of choices for buyers. For local service businesses, it is increasingly difficult and costly to differentiate on quality or customer satisfaction due to the proliferation of claims, the growth of new media outlets, competition and increasing buyer skepticism. We believe buyers want to know which businesses are better than others. This need for unbiased reliable information has been a factor in the growth of Consumer Reports magazine (product evaluations and ratings), J.D. Powers (customer satisfaction ratings on vehicles, computers and other businesses) and the growth experienced by consumer and market research companies.

The total dollar value of buyer services transacted in the United States in categories rated by ValueStar is estimated at over two trillion dollars annually based on U.S. Department of Commerce statistics. These services include auto, home, health, personal, professional and business-to-business services. According to information analyzed from the U.S. Bureau of Labor Statistics' 1998 Consumer Expenditures Survey, our research indicates that American households, numbering 107 million, spend approximately $6,200 per year on local services, while total business-to-business spending exceeds this amount. We believe that there is a need and a demand for local ratings of service providers comparable to that available on many products. We believe that the more than six million service businesses in the United States (estimated from data supplied by American Business Information) that make up the service and professional business market provide a large opportunity for ratings. And although directory type information is available from yellow page listings and city guide services and certain information about complaints is available through the Better Business Bureau, our research indicates buyers want to know which companies have adequate credentials and those that have been rated high in customer satisfaction.

International Data Corporation, a leading provider of information technology data, estimates that annual worldwide commerce over the Internet will increase from $111.4 billion in 1999 to $1.3 trillion by 2003 and that the number of shoppers worldwide who buy goods and services online will grow from 48 million in 1999 to approximately 183 million in 2003. Increasing numbers of buyers are drawn to the Internet to shop but seek unbiased information needed to make informed shopping decision for local services. Local service businesses, in turn, are searching for ways to distinguish themselves from competitors, obtain quality customers through the Internet and to participate in the growth of e-commerce.

The credit card industry is mature and highly competitive. According to the Nilson Report, seventy percent of American adults carry an average of 4.3 credit cards and, even though new card solicitations flood mailboxes, cardholder growth has slowed. We offer the credit card industry and other membership organizations a new free member benefit program to aid to reduce member attrition rates, increase credit card use for service shopping and increase new member acquisition rates.

OUR SOLUTION

We respond to the needs of buyers and sellers of local services by providing:


    o A free searchable database of qualified service businesses meeting certain licensing and legal status. We are increasing the distribution of this data primarily through alliances with Internet portals.

    o Certifications of the top-rated service businesses from statistically valid surveys of their prior customers.

    o New benefits to buyers that purchase from authorized ValueStar rated service businesses. These benefits include:

         o ValueStar Rating Points redeemable for travel, products and services

         o Complaint resolutions services provided by ValueStar

         o A  money-back   satisfaction   guarantee  (up  to  $500,  subject  to
           limitations)

    o The ability for buyers to use a variety of technology tools to access, search and shop among competing, but qualified, service businesses without limiting the buyer to a limited number of discount or referred businesses.

    o The ability for quality sellers to participate in the e-commerce revolution and to differentiate themselves from other sellers.


We believe consumers want to find the best companies with the best information, want to be treated as a special customer as they purchase, and if things go wrong want outside help getting a fair resolution. And finally, if they are still not happy, they want their money back. Our program and package of benefits respond to these consumer needs.


We believe businesses want access to quality buyers and want to distinguish themselves from their competitors on value. We have over eight years of experience helping quality service businesses use ValueStar certification symbols to improve their operations.

OUR STRATEGY

Our objective is to be the leader in providing local service ratings and content to enhance online and offline commerce in local services. To accomplish this objective we intend to:

    o Establish ValueStar as a widely distributed local rating brand both online and offline.

    o Achieve broad reach and recognition by providing ValueStar branded ratings to Internet portals, yellow pages and shopping engines and by licensing our brand to local service businesses.

    o  Deliver   accurate,   trusted  and  relevant  content  on  local  service
       businesses by:

         o Maintaining high-quality credential certifications

         o Certifying service business customer satisfaction only on the basis of proven transactions with real customers

         o Providing buyers compelling benefits to participate in rating service businesses

    o Generate transaction based revenues by providing relevant benefits to buyers, sellers and referring partners:

         o Buyers receive loyalty points, satisfaction guarantees and related benefits

         o Buyers have clout from the knowledge they will rate the service business

         o Sellers obtain access to new quality conscious buyers

         o Referring partners participate in a recurring transaction-based revenue stream

    o  Develop  and  improve  on   technology   to  provide  the  most  relevant
       information to facilitate commerce in local services.

    o  Expand   our  brand  and   influence   throughout   North   America   and
       internationally in selected foreign markets.

HISTORY OF DEVELOPMENT

We were incorporated in Colorado in 1987. Our operations are conducted through our wholly owned California subsidiary, ValueStar, Inc., incorporated in 1991. During late 1990 and 1991, James Stein (our Chief Executive Officer) developed the basic operating concept of ValueStar. This concept was developed from Mr. Stein's own research and prior experience in the Yellow Page publishing industry and studies conducted by San Francisco State University and The Institute of Social Research at California State - Stanislaus.

Our sales and licensing activities commenced in the greater San Francisco Bay area in 1992. On January 1, 1996, we launched our Internet site on the World Wide Web at valuestar.com. In 1997, we expanded our Internet services by adding our SmartShopper buying utility, a communication link between buyers and highly rated businesses.

In July 1999, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content on the majority of service businesses in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The goal of our development is to position ValueStar as the dominant rating system for local service businesses.

In addition to creating proprietary content on America's service companies, we are also developing strategic relationships to provide complementary content and to increase the distribution of the ValueStar brand and related content.

    o In January 2000 we entered into a strategic data agreement with Experian, a leading provider of global information solutions. This alliance provides financial and legal status on local service businesses as a part of our content development. We provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients.

    o In April 2000 we entered into an alliance with Netcentives to manage our ValueStar Rating Points award program. As a part of this relationship, we expect the four million consumer members of Netcentives shopping network, ClickRewards(TM), will become trial ValueStar members for opt-in activation.

    o Commencing in May 2000 we began to form distribution partnerships with leading Internet portals and service referral companies to broadly distribute our ratings. Our roster of distribution partners includes home service portals: Ourhouse.com, Simplydone.com and Contractor.com; auto service portals CompleteCar.com and Findgarage.com; and other vertical portals which are eAttorney.com, rentals.com and GeoTouch.com.

    o In June 2000 we entered into a database agreement with InfoUSA, Inc. to provide certain raw database information.

    o We are developing Internet-based software to match transactions between licensed businesses and registered member buyers. We are working with several processors of credit card transactions to support our program.

We are also working to develop other alliances and relationships to expand our content, add highly rated service businesses to our program, extend our brand and distribute our ratings to consumers. Our marketing and sales activities are focused on increasing member service businesses and enrolling buying members. In September 2000 we announced a pilot program for the San Francisco Bay area credit card holders of First National Bank of Omaha.

We  are   developing   the  systems  to  register   buyers  and  monitor  future
transactions. Until this system is operating, we do not anticipate any significant revenues from these markets. We continue to incur selling costs and rating costs associated with enrolling member service companies in the ValueStar program. We believe this investment will accelerate the launch of our new program by allowing us to have a number of registered service companies already enrolled by the time we launch our transaction fee system.

Our plan is to have the systems to monitor, record and collect on a transaction basis during the last quarter of calendar year 2000. However unknown technical issues and barriers could arise that could delay implementation or preclude us from executing this plan. In such an event we may be required to revert to a fixed fee basis.

INDUSTRY BACKGROUND

Delivery of Information to Buyers

We communicate information to buyers in the form of a certification or rating mark or symbol. The certification mark industry includes trade association and various accrediting marks. Examples of these marks include the Good Housekeeping Seal, AAA Approved Auto Repair, J.D. Powers, ISO 9000 and various lodging and restaurant industry ratings and marks. Since we provide a valuable resource for consumers to contact to obtain a particular category of business, we share aspects of referral services and agencies like 1-800 Dentists, 1-800 Plumber, and medical and contractor referrals. And since we publish and distribute a periodic listing of businesses rated high in customer satisfaction, we share industry characteristics of service guide publishers and the yellow pages industry. And finally, we maintain an Internet site of qualifying service businesses and buyer information sharing aspects of the growing market for Internet content such as electronic yellow pages, directories, and city guide information services.

Factors Unique to Shopping for Services

The factors affecting the selection of a local service are different than those involving a widely available product: (a) typically, compared to a product purchase, a buyer has more service provider choices from which to discern, (b) the quality level of services is less consistent, (c) it is more difficult to experience or compare a service prior to purchase, (d) services cannot be returned, and (e) therefore the entire decision process is riskier and more frustrating for buyers. We respond to these factors by providing buyers and businesses with important information delivered in various media.

Limitations to Traditional Service Shopping Information

Although traditional shopping is familiar to buyers and the offline market for services is quite large, highly fragmented and geographically diverse, purchasing services is time-consuming, costly, inefficient and fraught with risk to buyers who are unable to sample or return the purchased services. In order to make an informed purchase decision, buyers typically have to undertake independent research and interview and evaluate a number of businesses and non-standard offers with unsubstantiated claims. The market for local services is inherently inefficient and information available to buyers is generally limited. We believe our ratings provide highly relevant and easy to use buyer information unavailable elsewhere.

Growth of Commerce on the Internet

The rapid growth of the Internet and online commerce has revolutionized the way in which buyers and sellers communicate, share information and conduct business.

A number of unique characteristics differentiate the Internet from traditional media. Buyers can communicate or access dynamic and interactive content on a real-time basis without geographic or time limitations, access a broader range of online offerings, and communicate and interact instantaneously with one or more sellers at minimal cost. As a result, the Internet has the potential to support a highly efficient market in which buyers and sellers will be able to interact based on real-time supply and demand information. This new e-commerce model will enable buyers to efficiently and conveniently gather comparative purchasing data, to shop and to communicate with sellers in many new ways. This model may provide sellers with additional revenue opportunities by making available a dynamic source of aggregated customer and demand information and by greatly enhancing the speed and efficiency of transactions between buyers and sellers. In addition, sellers may be able to acquire more buyers at a lower cost.

When it comes to America's six million local service businesses, we believe the major search engines and portals have two major limitations. First, they currently present a list of local companies to their consumer users that include unlicensed and bad companies, and second, they generate limited or no revenue from these local companies. Our strategy is to provide search engines, portals and related sites with branded ratings allowing their users to make better purchasing decisions.

Challenges Facing Online Buyers and Sellers of Local Services

Although the advent of online commerce has given buyers and sellers a more convenient channel to interact, we believe the online marketplace still suffers from many of the limitations of the offline marketplace. Like traditional service businesses, businesses listed online are often limited and offer services of unknown quality and consistency. In addition, in order to make informed purchasing decisions, buyers still have to conduct online research and, in many cases, perform substantive offline evaluation and research.

The Internet also poses new challenges to buyers and sellers. Online shoppers compare service information from multiple service businesses before making a selection. Online resources only provide limited information about local service businesses. Typical online shopping engines focus on product shopping and provide only limited information on services.

Buyers need to be able to find relevant sites and information and sellers need to develop a brand to distinguish themselves from other, often similar, online sellers. The increasing number of online commerce opportunities and the ease with which buyers may navigate online, has increased pressure on service sellers to find online methods of attracting buyers. And the fragmented nature of local service businesses make Internet marketing a difficult challenge to meet the new competitive pressures brought about by the Internet.

Limitations of Online Shopping for Services

For consumers, the Web brings information and services to the home with unparalleled usefulness and immediacy. We believe that although certain services such as travel are experiencing rapid Internet growth, the lack of standardized, independent and unbiased buyer information impedes the growth of local services being transacted on the Internet. As a result, we believe that ratings and unbiased information on local service businesses delivered over the Internet will be a catalyst for increased shopping of local services on the Internet.

To address the significant challenges faced by buyers and sellers of local services, a number of different online services have emerged:

    o Online referral services generally take requests from buyers and refer to service businesses with which they have a financial relationship. Typically this online category of lead generation has focused on home improvement or contracting.

    o General purpose online portals and sites (both national and local community sites) often provide a range of information on service businesses consistent with the yellow pages and shopping guide approach.

    o Comparison shopping services generally focus on products but are capable of focusing on local services.

    o Auction and reverse auction sites focus on some services and are expected to expand into a greater breadth of local services.

While the above sites and online services provide some information to buyers of local services, they do not provide the shopping content we believe is unique to local services. This content includes data on licensing and legal status and the important attribute of an unbiased rating based on prior customer satisfaction.

THE VALUESTAR SHOPPING EXPERIENCE

Consumer and business buyers use our ratings and content to quickly identify highly rated local service and professional businesses (including auto, home, health, personal and professional providers of services) and to make better shopping choices. Our credential data, identified by the ValueStar Verified mark, assures buyers that the listed service businesses have the requisite licensing favorable legal and credit status. Our top tier ValueStar Top-Rated ratings are based on high customer satisfaction, which we believe is intuitively logical to most buyers. A study conducted by Public Research Institute in 1993 and updated through 1996 concluded that 2 out of 3 customers who knew a business had earned ValueStar were influenced by this factor in selecting a service business.

Buyers seek to avoid problems by using ValueStar rated businesses. In addition by registering with ValueStar, participating in the ValueStar program and agreeing to rate businesses online after a purchase, buyers receive a package of ValueStar benefits.

We also provide a number of technology tools to assist buyers of services. In addition to anytime access to ValueStar ratings through our Web site and listings by alliance partners, buyers can directly access and communicate with top-rated service companies through e-mail and Web links from our or associated Web sites. After conducting a search for a specific type of top-rated business, buyers are able to conduct their own personal "shopping auction" by using our SmartShopper service to send requirements to selected top-rated companies with one simple form. We intend to continue to enhance the technology available to buyers by adding features, products, services and additional benefits.

We also provide relevant editorial content for buyers on our Web site including:

    o ValueStar Company Profiles - templated displays of shopping information including owner's philosophy, specialties, years in business, education and training, company size, affiliations and equipment. Photos and logos are also included when available.

    o ValueStar Reports - articles researched and written by ValueStar for buyers or sellers in selected service categories. ValueStar Reports help provide buyers with industry knowledge about how to shop for and transact with local service companies.

VALUESTAR SERVICE BUSINESS EXPERIENCE

Our rated businesses use the ValueStar program to (a) bring in more qualified customers, (b) convert shoppers to buyers, (c) reduce pricing pressure on services, (d) distinguish their services from competitors, (e) improve customer loyalty, (f) increase customer referral rates, (g) speed up the selling cycle,
(h) improve employee morale, (i) enhance marketing and advertising promotions, and (j) improve business reputation. -


Our free listing of qualified businesses on the Internet offers small business owners a presence on the Web at no additional cost. Our alliances with Internet portals and our SmartShopper service offers businesses Web generated traffic. We also offer businesses the opportunity to link their Internet site with our Web site.

While we rate and provide data on a large number of local companies, not all participate in the ValueStar benefits program. Licensees in this program are offered a package of benefits and agree to pay either a fixed annual fee or a commission based fee (generally 5% of matched transactions between authorized service providers and ValueStar registered buyers). Local service companies that earn the ValueStar Verified or ValueStar Top-Rated symbol are invited to become a ValueStar member company and abide by the ValueStar Customer's Bill of Rights. ValueStar member companies agree to be rated by ValueStar Rating Partners (consumers or buyers registered with ValueStar), maintain credential and customer satisfaction standards and abide by written complaint resolution procedures.

ValueStar licensed member companies receive the following benefits:

    o  A flow of new, quality-seeking customers.

    o A license to use the ValueStar ratings and brands in all of their marketing activities to differentiate their company based on quality and assurance.

    o A package of signs, labels, brochures, other materials and training to maximize their implementation of the ValueStar member program.

    o Priority position within ValueStar listings on most Web sites. In most cases the default sort order puts ValueStar member companies at the top of the list of rated companies.

Our brand recognition is enhanced by daily use by businesses in all manners of advertising and media supplementing our marketing and promotion activities to create and enhance buyer, business and brand awareness.

PARTNERSHIPS AND ALLIANCES

We target partnerships and alliances for the creation and distribution of ratings content, the implementation of our online ratings and the acquisition of buyer and seller participants by developing strategic partnerships in Internet distribution, transaction processing, buyer reward, credit agency, government regulation, financial institution and membership fields. We have created a program where these partners can participate in commissions generated from transactions between member buyers and sellers of local services. We categorize these partnerships or alliances in the following categories:

Infrastructure Alliances

ValueStar's infrastructure alliances provide operational support, software, infrastructure services and raw data that feed our ratings, ValueStar benefits and online ratings. Examples of these alliance arrangements include relationships with Netcentives, Experian, Sesame Technology, MapInfo, InfoUSA, and various government agencies.

Distribution Partners

ValueStar's distribution partners receive licensing rights to display ValueStar ratings on their Web site. Examples of these alliances include home service portals Ourhouse.com, Simplydone.com and Contractor.com; auto service portals CompleteCar.com and Findgarage.com; and other vertical portals such as
e.Attorney.com, Foodscape.com, rentals.com and geoTouch.com. We also have a rating agreement with Maid Brigade and COIT Services, Inc. to rate their members.

Membership Partners

Membership partners provide their customer or membership base our package of ValueStar benefits. The goal is to increase their member loyalty, increase members' switching costs, increase member acquisition rates and participate in the ValueStar commission stream as their members purchase from ValueStar licensed companies. Examples of membership partners include a marketing alliance with Netcentives that creates four million opt-in trial members from their base of ClickReward members and our relationship with eAttorney that makes all eAttorney members eligible for opt-in participation in the ValueStar benefits program.

Financial Services Partners

Financial services partners provide their customers and cardholders with our package of ValueStar benefits. We believe their goals are to increase cardholder loyalty, increase new card acquisition rates, increase credit balances, decrease interest rate sensitivity, increase card use and participate in commissions as their cardholders purchase from ValueStar licensees that participate in providing benefits to buyers. An example includes our pilot agreement with First National Bank of Omaha to provide our benefit program to their credit card holders in the San Francisco Bay area.

VALUESTAR BUYING SYSTEM TECHNOLOGY AND INFRASTRUCTURE

We believe that the technology and database information we are developing can separate our service from other listing and referral services. We are designing our technology and an improved Web site ourselves while using contractors and off-the-shelf systems and tools where appropriate. We believe our heavy involvement in our systems and technology will allow us to adapt to evolving marketing strategies and user preferences. The primary elements that distinguish us are our database-driven architecture that provides the core for our Internet-based systems.

Database-driven architecture

We have built a scalable user interface that is based primarily on internally developed proprietary software. The backbone of our service is our merchant processing system and our database architecture. We have automated the acquisition of certain data elements from government and private databases important in determining aggregate credential information.

Systems

Our systems are designed to provide access to our Web site 24 hours per day, seven days a week. Physical hosting and communications systems are provided by GlobalCenter, a provider of Web and application hosting solutions to businesses, which provides redundant communications lines and emergency power backup. We have designed our systems based on industry standard technologies and have engineered them to minimize system interruptions in the event of outages or catastrophic occurrences. We have implemented Cisco Load Director as our load balancing system and have redundant servers to provide for fault tolerance. Our database is Oracle 8i, installed on a Solaris E4500.

ValueStar Ratings

We have designed a buying utility to generate transaction commissions from sales that are driven by ValueStar ratings and create continuously updated customer satisfaction ratings on local businesses driven by actual purchases. This ratings program is intended to be operational during the last calendar quarter of 2000.

After a ValueStar buying member makes a purchase from a ValueStar member business, a short customer satisfaction survey is generated for the buyer to complete. Each completed survey is tabulated updating the business member's rating scorecard and recalculates its total average rating score. At predetermined threshold levels, the business members rating brand is automatically changed to a higher or lower rating symbol level.

Our buying members may register their credit cards online with ValueStar to conveniently receive their ValueStar benefits with each purchase. In most cases, our buying members will be using a pre-registered credit card issued by a participating credit-card-issuing bank or other membership organization. We intend to also match offline purchases on each registered credit card with each registered ValueStar member business.

Our buying members may also purchase services from ValueStar member businesses using cash, checks or unregistered credit or debit cards. In these cases, ValueStar buying members may complete a survey online, and we verify the purchase. After verification, the buying member receives ValueStar benefits, and the rating score is posted.

We expect to receive a revenue stream from transaction fees generated as buying members make purchases from ValueStar member businesses.

For the successful operation of our ratings system, we will be relying in part on information and processing to be provided by credit card processing firms. The failure to successfully implement and operate these third party processing systems or the loss of these relationships would have an adverse impact on our proposed revenue model and future operating results.

ValueStar SmartShopper Service

Buyers have free access to ValueStar ratings from popular Web sites, portals and valuestar.com. Buyers do not have to register to use ValueStar ratings and can shop and purchase any way they want. Once a buyer finds a list of rated companies in the desired area and industry, the buyer is not forced to fill out forms, or participate in an auction or reverse marketplace. A buyer may pick up the telephone and call the company, email the company, or use ValueStar's

SmartShopper service. SmartShopper allows a buyer to send one email request form to multiple companies simultaneously.

ValueStar's strategy is to license popular buying utilities or partner with companies that have developed them, and make them available to buyers in the future. The strategy is to offer buyers the best buying content and the freedom to choose their favorite buying utility, such as a phone, a personal digital assistant, or a personal computer.


Some aspects of our technology and programs are subject of a patent application. We may in the future file additional patent applications on other aspects of our technology.

RATINGS, SALES AND MARKETING

We have designed our rating, sales and marketing strategies to acquire large numbers of buyers and sellers interacting through the use of ValueStar ratings. Our sales strategy focuses on adding credential verified service businesses into both our top-rated brand and into the ValueStar member program. At the present time we are not focusing sales or marketing efforts targeted at adding individual buyers into our program. But alternatively, through our business development team, we focus on adding buyers through Internet portals, credit card issuers and other membership organizations. We have designed our marketing strategy to increase business sales, support business development and increasing brand awareness.

Ratings

We are in the process of rating each local service company on a credential basis. At August 31, 2000 we had information on approximately 6,000,000 businesses in our database. During fiscal year 2000 we developed the methodology and systems to access more than 2,000 government, commercial and proprietary databases and other businesses to perform our credential based rating. At August 31, 2000 we had completed ratings on over 350,000 businesses which have been assigned the ValueStar Verified or ValueStar Top-Rated certification. Our goal in the next four months is to rate an aggregate of 2,000,000 businesses and ultimately substantially all of the six million service businesses in the United States.


To perform the Top-Rated customer satisfaction rating, we draw a random sample of past customers and conduct a telephone survey. In the future, businesses will also be able to qualify for the Top-Rated designation through on-line ratings performed by actual customers.

We intend to market our license program to an increasing number of these rated businesses. At August 31, 2000 approximately 6,300 service businesses were enrolled and licensed into the ValueStar program. These businesses have agreed to either pay commissions on transactions with our member buyers as our systems are completed or pay us an annual fixed licensing fee.

Prior to adding the ValueStar Verified rating in June 2000, we only rated service businesses in eight markets that had passed both the credential and the customer satisfaction requirements. We do not charge businesses for credential ratings but perform these ratings to provide the database for our program offering. We currently charge a fee ranging from $0 to $570 to perform the customer satisfaction research for those verified businesses applying to be Top-Rated.

All  customer  satisfaction  rating  business  applicants  receive  a  ValueStar
Research and Rating Report with the results of our research. Successful applicants may license the use of the ValueStar Top-Rated mark, pursuant to contractual guidelines specified in the terms of our license agreement, in their advertising, collateral and sales materials, stationery, signage, announcements, bid forms, etc. A rated and certified business also receives a ValueStar plaque, program manual and labels for their doors and letterhead.

In order to assure buyers that customer satisfaction ratings performed by ValueStar are independent, scientific, accurate and unbiased, we maintain agreements with university partners to audit our customer satisfaction research and reports. In 1992, we engaged The Public Research Institute, an auxiliary unit of San Francisco State University, to perform or audit surveys of each applicant's former customers. In June 1999, we engaged our first regional auditor, the Consumer Law Project of the University of Houston, to audit our customer satisfaction ratings on a regional basis.

Sales

All service businesses and professionals located in market regions we serve may apply to be rated. These include more than 300 industry categories within five broad groups: Automobile Services (examples include auto body shops, auto repair, and towing firms), Health and Well Being Services (examples include acupuncture, physicians and dentists and health clubs), Home Services and Repairs (examples include alarm companies, carpet cleaners, movers, locksmiths and roofers), Personal Services (examples include beauty salons, limousine services and travel agents) and Professional Services (examples include accountants, attorneys, employment services, insurance and real estate brokers).

Our sales activities focus on a targeted list of service and professional businesses resulting from our rating activities which identifies the high priority accounts among the larger population of verified service and professional businesses. We use direct mail, advertising, telephone sales, third-party telemarketing firms and other methods emphasizing the benefits of becoming a ValueStar program licensee. Our field consultant personnel deliver Top-Rated awards to successful applicants and also handle renewals and ancillary sales.

We have also entered into sales and marketing alliances that assist us in marketing to prospective service businesses. These alliances include OurHouse.com, Foodscape.com, and geoTouch.com. We pay commissions from time to time for successful business rating leads from these alliance partners.

Our business development team focuses its sales efforts on alliance partners in the categories outlined in Partnerships and Alliances above.

Marketing

Our marketing strategy involves a variety of traditional and online marketing programs as well as our business development and promotional activities. We have employed radio and billboards in the past and expect to use these methods in the future to increase brand awareness and encourage businesses to apply to be rated.

We expect that our alliance partners will be an important part of our promotional efforts in the future as they inform their members about the advantages of ValueStar benefits. We also employ co-branding as a key strategy to expand ValueStar brand awareness.

COMPETITION

We are not aware of a directly competitive rating mark or credentialing service targeted for a broad range of service industries and delivered across multiple channels. However, we expect competitive offerings to develop in the future. We compete for the limited budgets for spending on advertising and promotions among service and professional businesses. We also compete with a variety of online offerings discussed below. Current and potential offline competition includes yellow page publishers, newspapers and periodicals, radio and television stations and other forms of advertising employed in the consumer service marketplace. Other current and potential competitors include referral agencies, telephone services, complaint agencies, service guide publishers, industry specific certification marks and others. The competition for service business advertising and promotional funds is intense. There are a large number of competing firms and a wide variety of product offerings.

The Internet is rapidly evolving and intensely competitive with limited barriers to entry. There are a number of potentially competitive companies engaged in facilitating commerce on the Internet including providing more security for buyers and greater informational content including service business listings, referrals and information. We expect new Internet competition to develop and intensify in the future. Existing and potential online competitors can be divided into several groups:

    o Comparison shopping services, although targeting primarily products, may expand into providing comparison shopping information on services. These services include companies such as mySimon, BottomDollar, Jango, StoreRunner, PriceScan, ShopOnline123, BuyBuddy, PriceWatch, PricePulse, PriceGrabber, 20-20 Consumer, EvenBetter and KillerApp.

    o Online referral companies provide online databases and matching services for buyers and sellers of services. Companies operating in this area include Improvenet, ServiceMagic.com, iMandi, iCastle, repairnet, HomesSpud, OurHouse.com, Handyman Online, BidExpress, Contractor.com and Remodel.com (HomeStore.com).

    o Reverse auction sites, such as Priceline.com, Nextag and Respond.com, that may enter into service industry categories in which we operate.

    o Merchant guides, such as Yahoo! Shopping, ShopNow.com, Shopping.com, Lycos Shop, eShop, Excite and 4anything.com, although focusing primarily on products, may expand their data to include service industry categories in which we operate.

    o  Consumer  buying  guides,   such  as  Ecompare,   Comparenet,   Deja.com,
       Brandwise, BizRate.com and Gomez Advisors focus primarily on Web sites but may also enter into categories in which we operate.

    o Auction sites, such as eBay, Yahoo! Auctions, ONSALE and Amazon.com or other auction sites may elect to enter into the service arena.

We believe that the principal competitive factors in our market are brand recognition, the depth of distribution of our ratings and credential data, comprehensiveness of service business coverage, the quality and nature of our content, our Web site user-friendliness, and the quality of results obtained by buyers and sellers.

We expect to experience significant competition in the future from companies that we have identified above as well as new entrants. Other companies with strong brand recognition, technical expertise and experience in online and offline commerce and direct marketing may seek to compete in the rating and credentialing market. Many of our competitors have significantly longer operating histories, larger and broader customer bases and greater technical expertise, brand recognition and online commerce experience than we have. Many of our competitors may be able to devote significantly greater resources than we have available for marketing and promotional campaigns, attracting traffic to their Web sites, hiring and retaining key employees and developing Web site and other systems. In addition, barriers to entry for rudimentary service business listings or referral services are low, and new competitors may be able to offer competing services at relatively low cost.

RESEARCH AND PRODUCT DEVELOPMENT

Prior to fiscal 2000, our research and product development expenses associated with the design, development and testing of our programs and services were not material. In the first quarter of fiscal 2000, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content on the majority of service businesses in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The goal of our development is to position ValueStar as the dominant rating program of local service businesses. Failure to implement this new initiative could have a material adverse effect on our future operations.

During the year ended June 30, 2000 we expended $5,860,062 on research and product and content development. These costs consist of (a) capturing and verifying credential data on a large number of service companies in the United States (our proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register consumers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product, system and content development costs to continue at high levels during early fiscal 2001.

We seek to maintain and advance our market position by continually enhancing the performance of our Web site and the services and benefits we provide to buyers, sellers and partners. We expect that enhancements to our site and services will come from both internally and externally developed technologies.

EMPLOYEES

As of August 31, 2000, we employed 159 full-time persons, of which 6 are in senior management, 68 in marketing and sales, 43 in research and rating, 24 in technology and systems, and 18 in accounting and administration. We employ up to 5 part-time personnel from time to time and use outside contractors from time to time for various marketing and other services. None of our employees are represented by a collective bargaining arrangement and we have experienced no work stoppages. We consider our relations with employees to be favorable.

Our future success will depend in large measure upon the continued contributions of our CEO, James Stein, and our ability to attract and retain quality sales and management personnel. We experience competition for qualified sales personnel who are in demand by many competitors and businesses with other sales activities. The loss of the services of Mr. Stein could have a material adverse effect on our business. We entered into a three-year employment contract with Mr. Stein effective July 1, 1998. We own a $3 million "key man" life insurance policy on Mr. Stein.

TRADEMARKS, SERVICE MARKS AND OTHER PROPRIETARY RIGHTS

We own a U.S. federally registered certification mark on "ValueStar" and the "ValueStar Certified" symbol and have applied for protection on "Consumer ValueStar" in Canada and "ValueStar Certified" in the European Communicty. We have also received a registration for "Only the Best Pass the Test" as a service mark in the U.S. We consider our trademarks and symbol to be material to our business. We intend to vigorously protect and defend our trademarks against infringement and other unauthorized use. We are not aware of any other significant infringement or other unauthorized use of our trademarks. We cannot assure that we can protect our trademarks and symbol. The loss or infringement of our ValueStar trademark and symbol or our inability to protect our mark adequately would have a material adverse effect on our business and operations. It is possible that competitors or others will adopt service names similar to "ValueStar", thereby impeding our ability to build brand identity and possibly leading to customer and consumer confusion.


We seek to maintain certain aspects of our business operations as trade secrets. We have developed consumer and business databases, training systems, software and systems that are proprietary. With the increased use of patents to protect service products and techniques, we are currently reviewing the use of patent applications as an additional tool to protect new products and services we are developing. There can be no assurance of future patents or protection.

GOVERNMENT REGULATION AND LEGAL ISSUES

We are not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. Some service businesses are prohibited by state or other regulations from paying a commission or referral-type fee. Examples include lawyers and certain medical professionals and counselors. These kinds of businesses will continue to be licensed under a fixed fee program. There can be no assurance that we will not be impacted in the future by various state and local regulations regarding certain aspects of our business model.


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

Privacy is one of America's long-standing concerns, and the issue of privacy on the Internet is the latest manifestation of that concern. We are sensitive to those concerns and have created a privacy policy to govern our Internet data collection, which we believe is consistent with present laws and regulation. We have examined our new business model in light of the recent Gramm-Leach-Bliley Act ("GLB"), signed into law November 1999, which regulates many aspects of financial privacy, both on and off the Internet. Our conclusion is that compliance with GLB, which primarily involves adequate and thorough disclosure, will not adversely impact our business model.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate and operating offices are located in approximately 40,000 square feet of improved office space located at 360 - 22nd Street, Oakland, California. This facility accommodates administration, sales and marketing and research and rating personnel. This facility is leased pursuant to four five-year leases effective June 1999 and January 2000 at a monthly rate aggregating approximately $53,000. This facility is adequate for present operations but should we continue to expand or elect to provide new products or services, then we may require additional space in the future. We believe that additional office space at reasonable leasing rates is available in the greater Oakland area should additional space be required in the future.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any threatened or pending legal proceeding other than routine litigation that is incidental to our business.


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

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended June 30, 2000 and 1999 as provided by the NASD.

                                                           Bid Quotations
                                                       High              Low
                                                       ----              ---
     Fiscal Year Ending June 30, 1999
       First Quarter                                  $0.7813          $0.5313
       Second Quarter                                 $0.9375          $0.625
       Third Quarter                                  $1.4375          $0.75
       Fourth Quarter                                 $1.6563          $1.1875
     Fiscal Year Ending June 30, 2000
       First Quarter                                  $1.9375          $1.3125
       Second Quarter                                 $8.8750          $1.7500
       Third Quarter                                  $8.0625          $5.9375
       Fourth Quarter                                 $6.5000          $2.6875


The above quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

The OTC Electronic Bulletin Board is a screen-based trading system administered by the NASD. Securities traded on the Bulletin Board are, for the most part, thinly traded and subject to special regulations (described below) not imposed on securities listed or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system or on a national securities exchange.


Like that of securities of other small, growth-oriented companies, our shares are expected to experience future significant price and volume volatility, increasing the risk of ownership to investors. Sales of substantial amounts of common stock in the public market by one or more holders could adversely and dramatically affect the prevailing market price of our common stock due to its thinly traded attributes. Future changes in market price and volume cannot be predicted as to timing or extent. Any historical performance that may develop does not guarantee or imply future performance. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological or service innovations, the introduction of new products or services, changes in pricing policies by us or competitors, litigation relating to services or other litigation, changes in performance estimates by analysts or others, issuances of or registration of additional securities, or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price of small companies and have often been unrelated to the operating performance of particular companies.


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


We had 150 holders of record of our common stock at June 30, 2000, which we believe represents approximately 700 beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. No cash dividends may be paid on our common stock unless a like cash dividend has been paid on our preferred stock on an as-converted-basis.We are also obligated to pay accrued cumulative stock dividends to our holders of Series A preferred stock on conversion to our common stock.

Recent Sales of Unregistered Securities

No equity securities were sold during the year ended June 30, 2000 under an exemption from the Securities Act that were not previously reported in prior quarterly filings or described in the following paragraphs. All such sales were made under an exemption from either Section 4(2) or Rule 506 of Regulation D under the Securities Act.

On April 4, 2000 we completed the second closing of a private offering and sale of 647,087 units. Each unit consisted of one share of common stock at $5.85 per share and one warrant for each ten shares ("585 Unit"), each warrant granting the right to purchase one common share at $5.85 for a period of three years. Warrants for an aggregate of 64,713 shares of common stock were issued in connection with this second closing. The aggregate second closing proceeds were approximately $3,785,500 and were raised as working capital.

In connection with the sale of the 585 Units, we entered into an Investors Rights Agreement with the investors providing the investors with certain piggyback registration rights.

While the securities were sold by us without an underwriter or cash commission, upon the second closing and for services provided during the first (March 24, 2000) and second closings, we issued to an outside financial advisor warrants to purchase an aggregate of 30,000 shares of common stock at an exercise price of $5.85 per share until April 4, 2005 and issued the lead investor, in consideration of guaranteeing the purchase of a minimum of 1,000,000 units, warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $10.00 per share until April 4, 2003.


In connection with the cancellation of $1,450,000 of senior notes applied to exercise warrants for 1,977,382 common shares in March 2000, we agreed to call and purchase 231,132 C warrants from three institutional holders. Effective April 4, 2000 we called the C warrants. The $1,155,660 of net call proceeds was applied by the recipients to purchase 77,382 common shares by exercising warrants and the balance to purchase 184,320 of the 585 Units described above.


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

The descriptions of the 585 Unit financing is qualified in its entirety by the full text of the agreements filed as exhibits to our Form 10-QSB for the quarter ended March 31, 2000.

Subsequent Sale of Preferred Stock

During  September  2000 and through the date of this  annual  report,  we issued
227,689 shares of Series C Convertible Preferred Stock, par value $.00025 ("Series C stock") for cash of $22.50 per share or gross proceeds of $5,123,000. Cumulative dividends of 8% per annum are payable when and if declared. The dollar amount of Series C stock plus an amount representing unpaid dividends is convertible into shares of common stock at a conversion price equal to $2.25 per common share, and are automatically converted on the occurrence of certain events. The Series C Stock has certain registration rights, has a liquidation preference of $22.50 per share plus accrued and unpaid dividends, and has voting rights equal to the number of shares into which it is convertible. The Company granted purchasers warrants to purchase 1,138,445 common shares at $2.25 per share for a period of three years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Overview

We are a provider of branded rating content on local service businesses. As an infomediary we enhance online and offline commerce between buyers and sellers of services by offering ratings enabling buyers to quickly determine the best local service providers. Our ValueStar ratings are provided on the Internet at www.valuestar.com, on other partner Internet sites, in our ValueStar Report and through promotions by rated businesses.

In the first quarter of fiscal 2000, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content and ratings on a large number of service providers in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The content being developed includes credential information such as licensing, insurance, legal and finance, company profiles and related information. During fiscal year 2000 we expended significant resources (approximately $5.8 million) to generate database information and develop computer and related systems for this new service. The goal of our development is to position ValueStar as the dominant rating system for local service providers and operate a commission based system to match buyers and sellers of local services.

Our plan is to have the systems to monitor, record and collect on a transaction basis during the last quarter of calendar year 2000. However unknown technical issues and barriers could arise that could delay implementation or preclude us from executing this plan. In such an event we may be required to revert to a fixed fee basis.

In addition to creating proprietary content on America's service companies, we are also developing strategic relationships to provide data and to increase the distribution of ValueStar's branded rating content:

    o In January 2000 we entered into a strategic data agreement with Experian, a leading provider of global information solutions. This alliance provides financial and legal status on local service businesses as a part of our content development. We provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients.

    o In April 2000 we entered into an alliance with Netcentives to manage our ValueStar Rating Points award program. As a part of this relationship, we expect the four million consumer members of Netcentives shopping network, ClickRewards(TM), will become trial ValueStar members for opt-in activation.

    o Commencing in May 2000 we began to form distribution partnerships with leading Internet portals and service referral companies to broadly distribute our ratings. Our roster of distribution partners includes home service portals: Ourhouse.com, Simplydone.com and Contractor.com; auto service portals CompleteCar.com and Findgarage.com; and other vertical portals such as eAttorney.com, rentals.com and GeoTouch.com.

    o In June 2000 we entered into a database agreement with InfoUSA, Inc. to provide certain raw database information.

    o We are developing Internet-based software to match transactions between licensed businesses and registered member buyers. We are working with several processors of credit card transactions to support our program.

    o In September 2000 we announced a pilot program for the San Francisco Bay area credit card holders of First National Bank of Omaha.

We have established a six person business development team to develop other alliances and relationships to expand our content, add highly rated service providers, extend our brand and distribute our ratings to consumers and other buyers of local services.

Changing Revenue Model

During fiscal 2000 our revenues were generated primarily from research and rating fees paid by new and renewal businesses, certification fees from qualified applicants and renewals and from the sale of information products and services. During the year we operated in eight regional markets. In December 1999, in all markets except Northern California, we changed from a fixed certification and rating fee to a percentage based fee based on the value of future transactions between buyers registered with us and participating companies rated and authorized by us. We are currently developing the systems to register buyers and monitor transactions. Until this system is operating, we do not anticipate any significant revenues from these markets. We will continue to incur selling costs and rating costs associated with enrolling participating service businesses in our program. We believe this investment will accelerate the launch of our new program by allowing us to have a number of verified and licensed service companies already enrolled by the time we launch our transaction fee system. We continue to charge a fixed certification fee in Northern California but expect to also change this market to the new program at a later date, not yet determined.

In the past our business revenue model was predicated on a growing number of certified businesses and maintaining high renewal rates. Certified businesses that renewed contributed higher gross margins than new applicants due to reduced sales and rating costs. We are migrating to a transaction based revenue model where our business will be predicated on creating and maintaining a growing number of registered buyers and sellers transacting commerce in local services. In the future we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services. Renewals of businesses from year to year will still impact future operations as we expend funds on enrolling new qualified businesses in our licensing program.

Considerable portions of our operations have been in the past and are expected in the future to be engaged towards the solicitation of new service and professional business applicants and we incur substantial costs towards this activity. We expect that these will continue to be significant costs in the future.

During the year ended June 30, 2000 we also incurred significant product, system and database development costs consisting of (a) capturing and verifying credential data on a large number of service companies in the United States (our proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register consumers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product, system and content development costs to continue at high levels during early fiscal 2001. After our content databases are developed, we will incur costs to maintain and update the data on an ongoing basis. Exact amounts and timing of these expenditures and costs are subject to a variety of factors and are not currently determinable by management.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. We have recently increased numbers of sales, marketing, development and support personnel. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

At June 30, 2000 we had 5,521 licensees. On August 31, 2000 we had over 350,000 ValueStar Verified or ValueStar Top-Rated businesses listed on our Web site and had licensed approximately 6,300 of these businesses as members in either our commission program or our annual fixed-fee license program.

Revenue and Cost Recognition

During fiscal 2000 a majority of our revenues were from fixed certification fees ranging from $995 to approximately $2,000 depending on business size. These fees have been recognized as revenue when material services or conditions relating to the certification have been performed. The material services are the delivery of certification materials along with an orientation and the material condition is the execution of the certification agreement specifying the conditions and limitations on using the certification. Research and rating fee revenue, ranging up to $570 but often waived or discounted, has been deferred until the research report is delivered. Sales of marketing materials and Web advertising and other services have been recognized as materials are shipped or over the period services are rendered. From time to time we provide discounts, incentives from basic pricing, refunds and payment terms on fees. Refunds have averaged less than 2.5% of certification fees during the last two years. In the past we have provided no ongoing support or services to certificate holders necessary to earn the revenue.

We have expensed research and rating costs as incurred. Costs incurred in printing and distributing our ValueStar Report publication for buyers, currently published in January and July, and any related revenues have been recognized upon publication.

Certain direct-response advertising costs have been deferred and amortized over the expected period of future benefits, approximately 60 days. These costs, which relate directly to targeted new business solicitations, primarily include targeted direct-response advertising programs consisting of direct telemarketing costs. No indirect costs are included in deferred advertising costs. Costs incurred for other than specific targeted customers, including general marketing and promotion expenses, are expensed as incurred. Deferred costs are periodically evaluated to determine if adjustments for impairment are necessary.

In fiscal 2001 we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services. In certain industries where collection of commissions is not allowedand in other instances we expect to obtain a fixed annual license fee. We may provide payment terms and discounts from time to time. We have also changed our program offering by providing a package of buyer benefits applicable for the term of the business license. These benefits will be a cost of sales related to our revenues.


Because of this significant change in the program we expect that we will recognize commission revenues as reported and earned by us. Commencing July 1, 2000 we began recognizing fixed fee revenues on a straight-line basis over the term of the annual license. Costs of benefits provided to consumers will be recognized as provided with reserves made for any future benefit obligations.


The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999 which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in our fiscal year 2001. We intend to recognize revenues in the future consistent with the requirements of SAB 101.

Results of Operations

Revenues. Revenues consist of certification and rating fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $2,090,773 for the fiscal year ended June 30, 2000, a 10% decline over revenues of $2,329,219 for the prior fiscal year. The decrease in revenues is due to the commencement in December 1999 of enrolling local service providers into our commission based program described above. During fiscal 2000, certification fees accounted for 77% of revenue, compared to 76% for the prior year. Revenues for the fourth fiscal quarter ended June 30, 1999, were $419,895 compared to $559,466 for the prior year comparable quarter or a 25% decrease. In the fourth quarter of fiscal 2000 we were earning fixed certification fees from only one market with seven markets converted to the commission program.

Revenues for the year from premium listings in our ValueStar Report and on our Web site were $210,520, a decrease of 5% from the $222,100 for the prior year. The decrease, as above, is due to the commencement in December 1999 of enrolling local service providers into our commission based program.

Our revenues can vary from quarter to quarter due to (a) management's decision on the mix of sales effort between enrolling local service providers into commission based vs. subscription based programs, (b) the impact of distributing the semi-annual ValueStar Report to buyers, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of certificate holders up for renewal,
(g) renewal rates, (h) pricing policies, (i) timing of completion of research and ratings, and (j) other factors, some of which are beyond our control. The timing of implementation of our commission based processing will materially impact future revenues. There can be no assurance we can successfully implement this program as scheduled in the second fiscal quarter of 2001. Unknown technical or business issues and barriers could arise that could delay implementation or preclude us from executing our commission based transaction plan. In such an event we may be required to revert to a fixed fee basis.

Cost of Revenues. Cost of revenues consists primarily of rating costs incurred for performing customer satisfaction research on business applicants enrolled into our subscription program, costs related to verifying insurance and complaint status for those same applicants and costs of information products. Cost of revenues represented 60% of sales during the fiscal year ended June 30, 2000 (54% in the fourth quarter), an increase from 44% for the fiscal year ended June 30, 1999 (58% for the fourth quarter). The increase in the current year is attributable primarily to increased staffing and related costs from expanding our rating department to handle increased volume in anticipation of the commission based system. Cost of revenues may vary significantly from quarter to quarter both in amount and as a percentage of sales.

We have invested in telephony equipment that we expect to reduce the unit costs related to performing future customer satisfaction research. We have also made investments in computer and software equipment to track licensing, financial and credit information for local service businesses. We believe these investments will reduce rating and content development unit costs in future periods.

In the future, under the planned commission based program, the components of cost of sales will change versus the fixed fee certification program of prior years. Costs associated with revenues will include benefits to buying members and commissions payable to referring partners. We expect content costs to be reported separately as we provide content to various portals and others without a corresponding revenue stream. We estimate, but there can be no assurance, that the cost of revenues for our commission based program, when and as implemented, will range between 50% and 60% of revenues.


Selling Costs. Selling costs consist primarily of personnel costs for outside sales consultants interacting with customers and direct marketing costs including lead generation and telemarketing costs. Selling costs for the fiscal year ended June 30, 2000, were $3,797,530, or 182% of revenues, compared to $1,776,390, or 76% of revenues for the prior year. The large increase is due to the commencement in December 1999 of enrolling local service providers into our commission based program described earlier. These sales do not result in immediate revenues. Other than direct targeted telemarketing costs for fixed fee subscription sales in Northern California, we expense selling costs as incurred. We expect selling costs as a percentage of revenues will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of market regions opened and other factors, some of which are beyond our control.


Marketing and Promotion Expenses. Marketing and promotion expenses aggregated $3,037,502, or 145% of revenues during fiscal 2000, comparable to $778,435, or 33% of revenues for fiscal 1999. Included in marketing and selling expenses are printing and distribution costs of our ValueStar Report publication targeted at buyers. Printing and distribution costs were $336,000 in fiscal 2000 compared to the fiscal 1999 total of $266,000, as we printed and distributed more copies with additional pages. During fiscal 2000, we expended $1,125,000 on paid advertising targeted at expanding consumer awareness of ValueStar. We embarked on an aggressive media campaign, especially in the Northern California market, during fiscal 2000. Paid advertising of $206,000 was employed in the prior year. During fiscal 2000, we expended $153,000 on promotions compared to $134,000 for the prior year with the increase due to an increased number of promotions in the period. Wage expenses in marketing during fiscal 2000 were $954,000 compared to $126,000 for the prior year, due to expanded staff related to building the marketing and business development groups in the third and fourth quarters. Generally, the first and third fiscal quarters have increased costs because our ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season.

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

Product and Content Development Expenses. In prior years development expenses associated with the design, development and testing of our programs and services have not been material. In the first quarter of fiscal 2000 we commenced the design, development and testing of an expanded Internet initiative using existing and new content. This work has led to building a transaction based rating system described above. During the twelve months ended June 30, 2000 we expended $5,860,062 on new program development and segregated these costs as product and content development costs. Fourth quarter product development costs were $3,014,531, an increase from the $1,664,051 in the third quarter of this fiscal year. The major components of product development costs during the twelve months were compensation and related costs of $3,078,220, partner and alliance implementation costs of $490,000 and expenses related to the gathering of licensing and other verification information of $344,000. We have capitalized $1,001,000 of product and content development costs as website development and software that are specifically related to internal software development. The Company will begin depreciation of this asset in fiscal 2001 over a period of time not to exceed three years upon commencement of tracking transactions between rating partners and local service providers.

In March 2000 we entered into a three-year contract with a third party to provide certain insurance verification services on a national basis. Subsequently, we determined we could more effectively perform these services internally. Accordingly in the fourth quarter we accrued and expensed $600,000 representing future quarterly minimum bill rates over the next twelve quarters. The penalty payable is $50,000 per quarter commencing May 2000.

We expect that product and content development expenses will continue to be significant in early fiscal 2001 due to increased numbers of personnel and the use of outside branding, computer and system consultants employed to develop our commission based system. We expect costs to decline as the commission system is implemented and initial content fully developed. Thereafter content maintenance costs will be treated as operating costs. Future levels of product development costs will depend on many factors not currently estimable by management.


General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $2,444,516 or 117% of revenues for the year ended June 30, 2000, compared to $1,734,564 or 75% of revenues for the prior year, an increase of $709,952. The Company allocated a proportion of general and administrative costs to product and content development during the fiscal year to reflect a proportional share of administration costs devoted to product and content development. The major increases in general and administrative costs include a $539,500 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with employee growth and expanded operations; a $680,000 increase in occupancy, telephone and insurance costs due to additional personnel and expanded operations; a $791,000 increase in depreciation due to additional equipment related to building the transaction based system and accommodating employee growth; and a $107,000 increase in travel and entertainment due to expanded operations. General and administrative costs increased to $1,108,170 or 264% of revenues during the fourth quarter of fiscal 2000 compared to $577,147 or 103% of revenues for the prior year's fourth quarter. The major increase in the fourth quarter is due to increased depreciation expense of $535,279 compared to the prior year. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support future growth, increased general computer, operating, occupancy and corporate costs.

We incurred $77,000 of stock-based compensation during the twelve months ended June 30, 2000 resulting from non-employee options and warrants compared to $68,000 for the prior year.


We incurred interest expense for the year ended June 30, 2000 of $2,076,519 that included $1,696,150 of non-cash amortization of bond discount, paid-in-kind interest and amortized financing. Included in the $1,696,150 of non-cash interest and financing costs are $1,312,130 of lump sum amortization resulting from the early payoff of debt and $153,333 of lump sum amortization of capitalized financing costs associated with senior debt cancellation for common stock. Interest for the prior fiscal year was $395,890, including $114,506 of non-cash amortization of bond discount and accrued paid-in-kind interest. The Company generated interest income of $279,785 in fiscal 2000. The increase in cash interest expense is a result of higher levels of debt in fiscal 2000 compared to the prior year.

Net Loss. We had a net loss of $16,175,462 for the fiscal year ended June 30, 2000, compared to a loss of $3,459,744 for the fiscal year ended June 30, 1999. Our increased loss is attributable primarily to (a) increased selling costs resulting from the expansion of sales personnel to new market regions and to incurring sales costs related to bringing on service providers into the transaction program that do not result in immediate revenue, (b) product and content development costs associated with developing our commission based program, (c) increased general and administrative costs associated with additional management and support for employee growth and business development, and (d) increased non cash amortization expense related to early cancellation of debt for equity. We anticipate we will continue to experience operating losses until we achieve a combination of a fully functional transaction program and a critical mass of buying and selling members. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we build a working transaction program and that we obtain a sufficient base of buying and selling members to support our operating and corporate costs. There can be no assurance we can successfully build a transaction program, sustain sufficient buyer and seller member rates or achieve a profitable base of operations.


The net loss available to common stockholders includes an increase in the net loss for the fiscal year ended June 30, 2000 due to the beneficial conversion feature of the Series B preferred stock issued during the year. Net loss was increased by $11,650,255 for this one-time non-cash imputed charge and increased by $167,877 for non-cash accrued dividends on Series A preferred stock. These non-cash imputed amounts had no effect on our financial position.

Liquidity and Capital Resources. Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $11,415,947 for the year ended June 30, 2000 and $2,941,846 for the year ended June 30, 1999. At June 30, 2000, we had a working capital surplus of $2,382,543, including $450,502 representing the current portion of long-term debt and $285,458 representing the current portion of capitalized leases. For the year ended June 30, 2000, our negative cash flow from operating activities was due primarily to our continued operating losses, selling costs associated with enrolling local service companies into our transaction based program with no immediate revenue, product and content development costs and addition of new executive management. At June 30, 2000, our net accounts receivables were $454,233, representing approximately 90 days of revenues and an annualized turnover ratio of approximately 4.0 times. This compares unfavorably to approximately 64 days of revenues and turnover of approximately 5.7 times at June 30, 1999. This is due in part to decreased revenues in fiscal 2000. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide certifying companies on certain fees. At June 30, 2000, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.


We have financed our operations primarily through the sale of common equity and debt financing. In April 2000 we obtained a commitment for $2,000,000 in equipment financing. At June 30, 2000 we had drawn $1,278,737 of this commitment. We drew down an additional $732,796 on August 15, 2000. Also during the year ended June 30, 2000, we obtained $250,000 in additional net note and debt financing and $21,316,507 from the sale of common and preferred stock. We have no commitments for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times cancelled debt for equity on terms of new forms of financing. There can be no assurance that shareholders or directors or others will provide us with any future financing.


Other than cash on hand of $5,287,385 at June 30, 2000, net accounts receivable of $454,233, and the proceeds from drawing down the balance of the equipment financing commitment in August 2000, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.


Subsequent to June 30, 2000 we obtained approximately $5.1 million of new investment capital. We expect that we will require a minimum of $8 million of additional capital to finance operations during the next twelve months. This estimate is based on the first fiscal 2001 quarter level of operations, anticipated revenues, anticipated launch of our commission program and budgeted product development and operating costs. To expand the enrollment of new member buyers and sellers or to launch new products or services, we will require additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures and general operations. We may also have to curtail the number of market regions in which we operate, with more reliance on more established market regions. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.


New Accounting Pronouncements and Issues

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. As described above, the Company has modified its program and the nature of its future revenues. The Company intends to recognize revenue in fiscal 2001 in compliance with SAB 101. However there can be no assurance, given the uncertainty in this area, that the SEC staff may not take a contrary position at some future date. Any potential changes could have a material impact on the manner in which we recognize revenue. Any such changes would have no effect on reported cash flow or the underlying economic value of our business.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation"("FIN 44"). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company has not completed its assessment of the impact of FIN 44 and has not determined its effect, if any, on its future reported results of operations.

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

Tax Loss Carryforwards

As of June 30, 2000, we had approximately $26.5 million of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         We Have a History of Losses and Anticipate Continued Losses in Fiscal 2001 - We have incurred significant operating losses since our inception and anticipate a continuation of losses in fiscal 2001. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a number of factors, many of which are outside our control. There can be no assurance that we can achieve profitable operations.

         We Have a New Senior Management Team And We Have Recently Expanded Our Business To Offer New Services. As A Result, We Have A Limited History Which Makes It Difficult To Evaluate Our Business - We commenced operations in 1992; however, we did not begin developing our expanded ratings and commission based program until July 1999. Our prior operations depended on fixed fee certifications. In July 1999 we commenced recruiting an expanded senior management team, including our president, chief operating officer, chief marketing officer, vice-president business development, vice-president engineering and general counsel. Commencing in February 2000 we announced the beginning of our distribution alliances with various portals. In July 2000 we announced details on our ratings of a large number of service businesses. We are preparing to launch our new commission based revenue system anticipated in the second quarter of fiscal 2001. As a result, we have a limited history upon which you can evaluate our business and the performance of our senior management team. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets like the Internet.

         Competition and Technological Changes May Adversely Affect Our Business
         - The possibility exists that a business rating service and certification mark similar to or competitive to ours will be developed. It is also possible that future competition will try to duplicate our concept. We could face head-on competition from vastly larger and better financed companies with the means to launch a high-impact campaign locally or nationally. Technological changes in the manner of selecting service businesses and communicating information to consumers could also have a negative impact on our business. As a provider of consumer information through the Internet and various media, we will be required to adapt to new and changing technologies. There can be no assurance that our services will remain viable or competitive in the face of technological change.


         We Depend on Our CEO as the Public Image of ValueStar - We are substantially dependent upon the experience and knowledge of our CEO, James Stein. Mr. Stein is becoming a leader in customer satisfaction issues and is our public spokesperson for events, including customer meetings and various radio and television appearances. The loss of Mr. Stein could be detrimental to our development, especially since we may not have the funds to hire a replacement with the requisite expertise. We have a $3 million key-man life insurance policy on Mr. Stein.

         We Rely on Third Parties for Important Services - Our operations depend on a number of third parties. We have limited control over these third parties. We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our Web site to the Internet. Disruption, temporary or prolonged, of our Web site could have a material adverse effect on our business. We depend on Netcentives to provide and manage our benefits program. We are dependent on third parties for printing and distribution of our ValueStar Report. We depend on third parties for certain telemarketing and other services fundamental to our operations. We also rely on a number of government agencies and database companies to provide us credential information and databases. Failure to maintain satisfactory relationships on acceptable commercial terms with these third parties could affect the timing and quality of our services to customers and adversely affect our operating results.

         We are Developing New Markets with No Proven Acceptance - Although we believe the factors driving our business acceptance in the California market are similar throughout the United States, there can be no assurance of widespread acceptance. We also believe the factors that drive business acceptance on a fixed fee basis will be similar as we charge a commission. As a new and evolving business format, demand and market acceptance are subject to a high level of uncertainty. We believe the evolution of our business will depend in part on increasing brand recognition. Development and awareness of our rating brand will depend on co-branding with rated businesses and relationships with distribution partners including portals to distribute our branded ratings. Our success will depend in part in maintaining our position as a leader in the rating of local service businesses.

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

         We are Dependent on Existing and Future Strategic Partners for the Success of our Services - We intend to seek new distribution partners for our ratings content on the Internet and through traditional media. We also intend to seek partners with large numbers of buyers to enroll in the ValueStar benefits program. We expect to share certain revenues with these partners. There is a risk that we will be unable to retain current partners or be successful in recruiting new partners. The failure to expand our partnerships could make it difficult to expand our revenues or more costly to obtain comparable revenues. Should our partners seek to establish competitive programs offered by others our revenues could be reduced.

         If We Fail to Manage Our Growth, Our Ability to Market, Sell and Develop Our Services Could be Harmed - Our growth has placed and will continue to place a significant strain on our management systems and resources, and we may be unable to effectively manage our growth in the future. We must plan and manage our growth effectively to offer our services and achieve revenue growth and profitability in a rapidly evolving market. We continue to increase the scope of our operations and have added a number of employees recently, including employees in key management and marketing positions. We grew from 82 employees at June 30, 1999 to 159 employees at June 30, 2000. For us to effectively manage our growth, we must continue to:

            o improve our operational, financial and management systems and controls;

            o  install new management and information systems and controls;

            o  develop and link a new web site with out alliance partners;

            o  locate   additional  office  space  in  a  number  of  geographic
               locations; and

            o  hire,  train and  motivate our  workforce.

         Failure to manage our growth effectively would hinder our ability to develop, market and sell our services and therefore harm our business.

         If We Experience System Failures, We May Lose Revenues and Our Reputation Could be Harmed and We May Lose Buyers And Sellers In Our Program, Causing Us to Lose Future Business - We will depend on the efficient and uninterrupted operation of our computer and communications hardware and software systems some of which are still in development. We cannot guarantee that our systems will operate as planned and the failure of any of our systems could result in delays in launching new programs. Substantially all of our computer hardware for operating our Web sites is currently located at GlobalCenter in Sunnyvale, California. Other systems are maintained in our corporate offices. These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures and similar events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We do not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services, and we do not carry business interruption insurance to compensate us for losses that could occur. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in our services. Any damage to or failure of our systems could result in interruptions in our services. Any system failure could create user questions and complaints that must be responded to by our customer support personnel. The system failures of various third-party Internet service providers, online service providers and other Web site operators could result in interruptions in our service to those users who require the services of these third-party providers and operators to access our Web sites. These interruptions could reduce our revenues and profits, and our future revenues and profits will be harmed if our users believe that our system is unreliable.

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

         We May Become Liable for Unexpected Benefit Costs Reducing Our Margins or Creating Losses- We are preparing to offer ValueStar Benefits including Netcentives managed rating points, complaint resolution and certain money-back satisfaction guarantees. Should the cost of providing these benefits exceed managements estimates or should corresponding anticipated revenues not be realized then we could experience reduced margins or could become liable for significant benefit costs resulting in losses.

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

         We May be Unable to Raise Additional Financing - We will need to raise additional funds in the future in order to implement our business plan, to fund more aggressive marketing programs or to acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures.

         Existing Stockholders Significantly Influence Us and Could Prevent New Investors From Influencing Significant Corporate Decisions - The five largest holders of our Series A and Series B Preferred Stock effectively own approximately 52% of our Company assuming they converted their Preferred Stock. The holders of Series A Preferred Stock also have the right to elect one director, the holders of Series B Stock have the right to elect two directors and the holders of Series C Stock have the right to elect one director. The holders could also possibly elect the additional three directors elected by common holders through their right to vote with common shareholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent a change of control of ValueStar and could make some transactions difficult or impossible without the support of these stockholders.

         Stock Trading Risks and Uncertainties Increase Risk to Investors - Like that of securities of other small, growth-oriented companies, our shares are expected to experience future significant price and volume volatility, increasing the risk of ownership to investors. Sales of substantial amounts of common stock in the public market by one or more holders could adversely and dramatically affect the prevailing market price of our common stock due to its thinly traded attributes. Future changes in market price and volume cannot be predicted as to timing or extent. Any historical performance that may develop does not guarantee or imply future performance. Future announcements concerning ValueStar or our competitors, quarterly variations in operating results, announcements of technological or service innovations, the introduction of new products or services, changes in pricing policies by us or competitors, litigation relating to services or other litigation, changes in performance estimates by analysts or others, issuances of or registration of additional securities, or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market price of small companies and have often been unrelated to the operating performance of particular companies.

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

Item 7.  Financial Statements

Our consolidated financial statements required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 33.

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

         3.1.3 Amendment to Certificate of Incorporation filed with the Secretary of State of Colorado on November 23, 1999 filed as Exhibit 3.1.3 to the Company's Form 8-K dated December 13, 1999.

         3.2          Bylaws  of  the  Company  filed  as  Exhibit  2.2  to  the
                      Company's   Registration   Statement  on  Form  10-SB,  as
                      amended.

         3.3 Certificate of Designation of Series A Convertible preferred stock filed with the State of Colorado on July 21, 1999 filed as Exhibit 3.3 to the Company's Form 10-KSB for the year ended June 30, 1999.

         3.3.1 Certificate of Amendment to the Certificate of Designation of Series A Convertible Preferred Stock filed with the Secretary of State of Colorado on December 7, 1999 filed as Exhibit 3.3.1 to the Company's Form 8-K dated December 13, 1999.

         3.4          Certificate   of   Designation  of  Series  B  Convertible
                      Preferred Stock filed with the Secretary of State of Colorado on December 7, 1999 filed as Exhibit 3.4 to the Company's Form 8-K dated December 13, 1999.

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

         4.15 Stock Purchase warrant between the Registrant and Viking Group, LLC, dated October 20, 1998 (for 200,000 shares exercisable at $0.75 per share) filed as Exhibit 4.15 to the Company's Registration Statement on Form S-3 dated October 27, 1998.

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

         4.17.1 First Amendment to Note Purchase Agreement amendment dated September 20, 1999 between the Company and the Company's wholly-owned subsidiary (ValueStar, Inc.) and three institutional investors filed as Exhibit 4.17.1 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.17.2 Second Amendment to Note Purchase Agreement between the Company's wholly-owned subsidiary (ValueStar, Inc.) and three institutional investors dated December 8, 1999 filed as Exhibit 4.17.2 to the Company's Form 8-K dated December 13, 1999.

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

         4.19.1 Waiver Agreement between the Company, three institutional investors and certain stockholders of the Company dated July 21, 1999 filed as Exhibit 4.19.1 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.19.2 Second Amendment to Shareholder Agreement between the Company, three institutional investors and certain stockholders of the Company dated December 8, 1999 filed as Exhibit 4.19.2 to the Company's report on Form 8-K dated December 13, 1999.

         4.19.3 Waiver Agreement between the Company and three institutional investors dated December 8, 1999 filed as
                      Exhibit 4.19.3 to the Company's report on Form 8-K dated December 13, 1999.

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

         4.24.1 Form of First Amendment to Stock Purchase Warrant dated March 31, 1999. The Amendment is dated effective July 15, 1999 and filed as Exhibit 10.12.1 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.25 Stock Purchase Warrant dated June 30, 1999 between the Company and Davric Corporation for an aggregate of 30,000 common shares at an exercise price of $1.50 per share filed as Exhibit 4.25 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.26 Form of Series A preferred stock Purchase Agreement dated as of July 21, 1999 between the Company and purchasers of Series A stock (including two directors) filed as Exhibit
                      4.26 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.27 Form of Registration Rights Agreement and Shareholders Agreement Amendment dated July 21, 1999 between the Company, senior note holders, two directors and Series A stock purchasers filed as Exhibit 4.27 to the Company's Form 10-KSB for the year ended June 30, 1999.

         4.28 Form of Series B Preferred Stock Purchase Agreement dated as of December 8, 1999 between the Company and Series B stock purchasers filed as Exhibit 4.28 to the Company's Form 8-K dated December 13, 1999.

         4.29 Form of Investors Rights Agreement dated as of December 8, 1999 between the Company, three senior note holders, two directors and Series A and Series B stock purchasers filed as Exhibit 4.29 to the Company's Form 8-K dated December 13, 1999.

         4.29.1 First Amended ValueStar Corporation Investor Rights Agreement dated as of March 24, 2000 between the Company and certain Series A, Series B and 585 Unit Investors filed as Exhibit 4.29.1 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         4.30 Stock Purchase Warrant dated December 8, 1999 between the Company and Jackson Strategic, Inc. for an aggregate of 75,000 common shares at $2.50 per share filed as Exhibit
                      4.30 to the Company's Form 8-K dated December 13, 1999.

         4.31 Form of Securities Purchase Agreement dated as of March 24, 2000 between the Company and 585 Unit Investors filed as Exhibit 4.31 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         4.32 Form of Stock Purchase Warrant dated as of March 24, 2000 between the Company and 585 Unit Investors filed as
                      Exhibit 4.32 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         10.1 Research and Rating Agreement between the Public Research Institute of San Francisco State University and ValueStar, Inc. effective April 30, 1997 filed as Exhibit 6.1 to the Company's Registration Statement on Form 10-SB, as amended

         10.2         1992 Incentive  Stock Option Plan, As Amended and filed as
                      Exhibit 6.2 to the Company's Registration Statement on Form 10-SB, as amended

         10.2.1 Standard form of Incentive Stock Option Plan Agreement filed as Exhibit 6.2.1 to the Company's Registration Statement on Form 10-SB, as amended

         10.3 1992 Non-Statutory Stock Option Plan, As Amended and filed as Exhibit 6.3 to the Company's Registration Statement on Form 10-SB, as amended

         10.3.1 Standard form of Non-Statutory Stock Option Plan Agreement filed as Exhibit 6.3.1 to the Company's Registration Statement on Form 10-SB, as amended

         10.4 Employment Agreement between the Company and James Stein dated as of July 1, 1998 filed as Exhibit 10.4 to the Company's Form 10-KSB for the year ended June 30, 1998.

         10.5 Form of Office Lease between the Company's Subsidiary and Broadlake Partners dated April 20, 1999, December 30, 1999, January 27, 2000 and March 3, 2000 filed as Exhibit
                      10.12.1 to the Company's Form 10-KSB for the year ended June 30, 1999.

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

         10.8.3 Second Amendment to 1997 Stock Option Plan dated August 31, 1999 and Approved by the Shareholders on November 19, 1999 as filed as Exhibit 10.8.3 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         10.9         (not used)

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

         10.12.1 First Amendment to Promissory Note between the Company and Davric Corporation dated June 30, 1999 filed as Exhibit
                      10.12.1 to the Company's Form 10-KSB for the year ended June 30, 1999.

         10.13 Press release issued by the Company on April 1, 1999 filed as Exhibit 10.13 to the Company's Form 8-K dated April 13, 1999.

         10.14 Press release issued by the Company on December 9, 1999 share filed as Exhibit 10.14 to the Company's Form 8-K dated December 13, 1999.

         10.15 Press release issued by the Company on December 13, 1999 filed as Exhibit 10.15 to the Company's Form 8-K dated December 13, 1999.

         10.16 Non-Qualified Stock Option Agreement dated as of September 29, 1999 between the Company and James Stein as filed as
                      Exhibit 10.16 to the Company's Form 10-QSB for the quarter ended December 31, 1999.

         10.17 Non-Qualified Stock Option Agreement dated as of November 6, 1999 between the Company and Joshua M. Felser as filed as Exhibit 10.17 to the Company's Form 10-QSB for the quarter ended December 31, 1999.

         10.18 Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick as filed as
                      Exhibit 10.18 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         10.19 Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick as filed as
                      Exhibit 10.19 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         10.20 Incentive Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick as filed as
                      Exhibit 10.20 to the Company's Form 10-QSB for the quarter ended March 31, 2000.

         10.21* 2000 Equity Incentive Plan adopted by the Board of Directors on July 21, 2000.

         10.21.1* Standard form of stock option agreement under the 2000 Equity Incentive Plan.

         10.22* Lease Agreement between the Company's subsidiary and Amplicon Financial dated March 23, 2000.

         10.23* Master Loan and Security Agreement and Form of Promissory Note between the Company and Transamerica Business Credit Corporation dated April 7, 2000.

         10.23.1*     Stock  Purchase  Warrant  between  the  Company  and  TBCC
                      Funding Trust II for an aggregate of 22,802 shares at $6.14.

         10.24* Database License Agreement between the Company's subsidiary and InfoUSA.com, Inc. dated June 14, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2)]

         10.25* Service Agreement between the Company and Golden Retriever Systems, L.L.C. dated June 1, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2)]

         10.26* Incentives Management Program Agreement between the Company's subsidiary and Netcentives Inc. dated May 9, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2)]

         21.1*        Subsidiary of the Company

         23.1*        Consent of Moss Adams LLP

         27.1*        Financial Data Schedule

____________________________

         *        Filed herewith.
         (1)      Indicates management contract or compensatory plan.

(b) Reports on Form 8-K.

None

                             Form 10KSB

--------------------------------------------------------------------------------


                              VALUESTAR CORPORATION

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------






                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets..........................................................F-2

     Statements of operations................................................F-3

     Statements of stockholders' equity......................................F-4

     Statements of cash flows................................................F-5

     Notes to financial statements...........................................F-7


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ValueStar Corporation

We have audited the accompanying consolidated balance sheets of ValueStar Corporation, as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ValueStar Corporation as of June 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming ValueStar Corporation will continue as a going concern. As discussed in Note 2, the Company's recurring losses and its inability to generate sufficient cash flows from operations to meet its obligations raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Moss Adams LLP


Santa Rosa, California
August 3, 2000, except for Note 15,
      as to which the date is September 22, 2000


                                                                        Page F-1

                                                                               VALUESTAR CORPORATION
                                                                         CONSOLIDATED BALANCE SHEETS
                                                                              June 30, 2000 and 1999
----------------------------------------------------------------------------------------------------

                                                ASSETS
                                                                             2000           1999
                                                                        ------------    ------------
CURRENT ASSETS
     Cash                                                               $  5,287,385    $    270,149
     Receivables                                                             454,233         409,806
     Inventory                                                                16,898           4,008
     Prepaid expenses                                                        416,573          59,446
                                                                        ------------    ------------
             Total current assets                                          6,175,089         743,409

PROPERTY AND EQUIPMENT                                                     5,415,358         501,605

RESTRICTED CASH                                                              296,000            --

DEFERRED COSTS                                                                23,949         100,839

OTHER ASSETS                                                                  89,489         194,130
                                                                        ------------    ------------
             Total assets                                               $ 11,999,885    $  1,539,983
                                                                        ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                   $  1,665,030    $    461,825
     Accrued liabilities and other payables                                1,254,035         189,759
     Deferred revenues                                                       137,520          27,430
     Note payable - shareholder                                                 --           280,000
     Current portion of capitalized leases                                   285,458          30,018
     Current portion of long-term debt                                       450,503       1,032,664
                                                                        ------------    ------------
             Total current liabilities                                     3,792,546       2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                            408,492         113,541

LONG-TERM DEBT, net of current portion                                       853,997       1,795,438
                                                                        ------------    ------------
             Total liabilities                                             5,055,035       3,930,675
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
         500,000 shares designated Series A Convertible, with 225,000 shares issued and outstanding at June 30, 2000 (liquidation
          preference of $10.00 per share)                                         56            --
         800,000 shares designated Series B Convertible, with 688,586 shares issued and oustanding at June 30, 2000 (liquidation
          preference of $17.50 to $30.00 per share, see note 10)                 172            --
     Common stock, $.00025 par value; 50,000,000 shares
         authorized, 15,587,543 and 9,374,132 shares issued and
         outstanding in 2000 and 1999                                          3,897           2,344
     Additional paid-in capital                                           32,162,473       6,485,373
     Accumulated deficit                                                 (25,221,748)     (8,878,409)
                                                                        ------------    ------------
             Total stockholders' equity (deficit)                          6,944,850      (2,390,692)
                                                                        ------------    ------------
             Total liabilities and stockholders' equity                 $ 11,999,885    $  1,539,983
                                                                        ============    ============

See accompanying notes.
----------------------------------------------------------------------------------------------------
                                                                                            Page F-2


                                                             VALUESTAR CORPORATION
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Years Ended June 30, 2000 and 1999

----------------------------------------------------------------------------------

                                                           2000           1999
                                                      ------------    ------------
REVENUES                                              $  2,090,773    $  2,329,219
                                                      ------------    ------------
OPERATING EXPENSES
     Cost of revenues                                    1,250,189       1,035,401
     Selling                                             3,797,530       1,776,390
     Marketing and promotion                             3,037,502         778,435
     Product and content development                     5,860,062            --
     General and administrative                          2,444,516       1,734,564
     Stock-based compensation                               77,000          68,000
                                                      ------------    ------------
                                                        16,466,799       5,392,790
                                                      ------------    ------------
LOSS FROM OPERATIONS                                   (14,376,026)     (3,063,571)
                                                      ------------    ------------
OTHER INCOME (EXPENSES)
     Interest income                                       279,785            --
     Interest expense                                   (2,076,519)       (395,890)
     Miscellaneous                                          (2,702)           (283)
                                                      ------------    ------------
                                                        (1,799,436)       (396,173)
                                                      ------------    ------------
NET LOSS                                               (16,175,462)     (3,459,744)

BENEFICIAL CONVERSION ON SERIES B PREFERRED STOCK      (11,650,255)           --
ACCRUED DIVIDENDS ON SERIES A PREFERRED STOCK             (167,877)           --
                                                      ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 13)   $(27,993,594)   $ (3,459,744)
                                                      ============    ============
LOSS PER COMMON SHARE                                 $      (2.41)   $      (0.39)
                                                      ============    ============
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING           11,630,262       8,966,203
                                                      ============    ============


See accompanying notes.

----------------------------------------------------------------------------------
                                                                          Page F-3


                                                                                      VALUESTAR CORPORATION
                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                         Years Ended June 30, 2000 and 1999

-----------------------------------------------------------------------------------------------------------

                                                        Preferred Stock                 Common Stock
                                                  ---------------------------   ---------------------------
                                                   Shares           Amount          Shares         Amount
                                                   ------           ------          ------         ------
Balance, June 30, 1998                                    --     $       --        8,682,496   $      2,171

Sale of stock at $1.00 per unit,
       consisting of one share and one
       warrant                                            --             --          500,000            125
Exercise of warrants at $0.75 per
       share                                              --             --          150,000             37
Options exercised at $0.75 per share                      --             --           15,000              4
Conversion of debt to stock
       at $1.00 per share                                 --             --           26,636              7
Issuance of warrants with debt                            --             --             --             --
Issuance of warrants for services                         --             --             --             --
Issuance of options for services                          --             --             --             --
Net loss                                                  --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balance, June 30, 1999                                    --             --        9,374,132          2,344

Issuance of Series A Convertible
       Preferred Stock, net of issuance
       costs of $40,000                                225,000             56           --             --
Accrued 8% dividends on Series A
       Preferred Stock                                    --             --             --             --
Issuance of Series B Convertible
       Preferred Stock, net of issuance
       costs of $75,000                                688,586            172           --             --
Stock issued on conversion of 6%
       convertible notes and interest                     --             --          546,274            137
Stock issued on exercise of warrants
       reducing 12% subordinated notes                    --             --          525,000            131
Stock issued on exercise of A and
       B warrants retiring 8% Senior
       Secured Notes                                      --             --        1,977,382            494
Stock issued at $5.85 per share, net
       of issuance costs of $25,000                       --             --        1,125,767            282
Stock issued at $5.85 per share on
       cashless call of C warrants                        --             --          184,320             46
C warrant call proceeds applied to
       exercise A warrants on a
       cashless basis                                     --             --           77,382             19
Stock issued on exercise of options
       and warrants                                       --             --        1,752,479            438
Issuance of stock in connection with
       contract                                           --             --           24,807              6
Value assigned to warrants granted in
               connection with equipment note             --             --             --             --
Unearned stock-based compensation                         --             --             --             --
Net loss                                                  --             --             --             --
                                                  ------------   ------------   ------------   ------------
Balance, June 30, 2000                                 913,586   $        228     15,587,543   $      3,897
                                                  ============   ============   ============   ============


                                                    Additional
                                                     Paid-in         Accumulated
                                                      Capital          Deficit        Total
                                                      -------          -------        -----
Balance, June 30, 1998                              $  4,247,160    $ (5,418,665)   $ (1,169,334)

Sale of stock at $1.00 per unit,
       consisting of one share and one
       warrant                                           499,875            --           500,000
Exercise of warrants at $0.75 per
       share                                             112,463            --           112,500
Options exercised at $0.75 per share                      11,246            --            11,250
Conversion of debt to stock
       at $1.00 per share                                 26,629            --            26,636
Issuance of warrants with debt                         1,520,000            --         1,520,000
Issuance of warrants for services                         60,000            --            60,000
Issuance of options for services                           8,000            --             8,000
Net loss                                                    --        (3,459,744)     (3,459,744)
                                                    ------------    ------------    ------------
Balance, June 30, 1999                                 6,485,373      (8,878,409)     (2,390,692)

Issuance of Series A Convertible
        Preferred Stock, net of issuance
        costs of $40,000                               2,209,944                       2,210,000
Accrued 8% dividends on Series A
               Preferred Stock                           167,877        (167,877)           --
Issuance of Series B Convertible
       Preferred Stock, net of issuance
       costs of $75,000                               11,975,083            --        11,975,255
Stock issued on conversion of 6%
       convertible notes and interest                    546,036            --           546,173
Stock issued on exercise of warrants
       reducing 12% subordinated notes                   656,119            --           656,250
Stock issued on exercise of A and
        B warrants retiring 8% Senior
       Secured Notes                                   1,449,506            --         1,450,000
Stock issued at $5.85 per share, net
       of issuance costs of $25,000                    6,560,492            --         6,560,774
Stock issued at $5.85 per share on
       cashless call of C warrants                           (46)           --              --
C warrant call proceeds applied to
       exercise A warrants on a
       cashless basis                                        (19)           --              --
Stock issued on exercise of options
       and warrants                                    1,820,114            --         1,820,552
Issuance of stock in connection with
       contract                                           99,994            --           100,000
Value assigned to warrants granted in
       connection with equipment note                    115,000            --           115,000
Unearned stock-based compensation                         77,000            --            77,000
Net loss                                                    --       (16,175,462)    (16,175,462)
                                                    ------------    ------------    ------------
Balance, June 30, 2000                              $ 32,162,473    $(25,221,748)   $  6,944,850
                                                    ============    ============    ============

See accompanying notes.

-------------------------------------------------------------------------------------------------
                                                                                         Page F-4


                                                                          VALUESTAR CORPORATION
                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Years Ended June 30, 2000 and 1999

-----------------------------------------------------------------------------------------------
                                                                       2000            1999
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(16,175,462)   $ (3,459,744)
     Adjustments to reconcile net loss to net
         cash from operating activities:
             Depreciation                                               882,093          89,988
             Amortization of intangible assets                          174,361           7,657
             Amortization of bond discount                            1,509,667          84,645
             Change in allowance for doubtful accounts                      965         (30,921)
             Accrued interest included in long-term debt                 12,160          29,861
             Warrants and options issued for services                    77,000          68,000
             Loss on disposal of assets                                  33,899            --
         Changes in:
             Receivables                                                (45,393)        (17,516)
             Inventory                                                  (12,890)         20,388
             Prepaid expenses                                          (257,127)        (55,544)
             Deferred costs                                              76,890          30,091
             Other assets                                               (69,682)        (17,890)
             Accounts payable                                         1,203,206         264,415
             Accrued liabilities and other payables                   1,064,276          44,314
             Deferred revenues                                          110,090             410
                                                                   ------------    ------------
                 Net cash from operating activities                 (11,415,947)     (2,941,846)
                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                             (5,239,157)       (381,326)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of issuance cost     12,935,255            --
     Proceeds from sale of common stock, net of issuance cost         8,381,252         623,750
     Proceeds from senior debt                                             --         2,450,000
     Debt acquisition fee                                                  --          (140,000)
     Increase in restricted cash                                       (296,000)           --
     Net borrowings (repayments) under line of credit                      --          (250,000)
     Proceeds from debt                                               1,528,737         781,150
     Payments on capital leases                                         (40,196)        (13,908)
     Payments on debt                                                  (836,708)       (256,275)
                                                                   ------------    ------------
                 Net cash from financing activities                  21,672,340       3,194,717
                                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH                                       5,017,236        (128,455)
CASH, beginning of year                                                 270,149         398,604
                                                                   ------------    ------------
CASH, end of year                                                  $  5,287,385    $    270,149
                                                                   ============    ============

See accompanying notes.

------------------------------------------------------------------------------------------------
                                                                                        Page F-5


                                                                          VALUESTAR CORPORATION
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                             Years Ended June 30, 2000 and 1999

------------------------------------------------------------------------------------------------
                                                                            2000         1999
                                                                         ----------   ----------
SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                        $  380,369   $  272,425
         Income taxes                                                    $    2,702   $      800
     Non-cash investing and financing activities:
         Equipment acquired under capital leases                         $  590,588   $  157,467
         Warrants issued with debt                                       $  115,000   $   20,000
         Accrued dividends on Series A Preferred Stock                   $  167,877   $     --
         8% Secured Noted converted to Series B Preferred Stock          $1,000,000   $     --
         Shareholder advances converted to Series B Preferred Stock      $  250,000   $     --
         12% Notes converted upon warrant exercise                       $  625,000   $     --
         6% Convertible Notes and interest converted to equity           $  546,274   $   25,000
         8% Secured Notes converted upon warrant exercise                $1,450,000   $     --
         Call of C warrants converted to stock and additional warrants   $1,093,754   $     --
         12% Subordinated Notes converted upon warrant exercise          $   31,250   $     --

See accompanying notes.

------------------------------------------------------------------------------------------------
                                                                                        Page F-6

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

Description of operations - The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly owned subsidiary, in major metropolitan areas located in California, Washington, Texas, Illinois, Georgia, Pennsylvania, and the District of Columbia. ValueStar, Inc. was incorporated in California in 1991, and is a provider of branded ratings on local service businesses. The Company generates revenues from research and rating fees and is developing a new commission system to generate revenues by connecting member service businesses with member buyers.

Principles of consolidation - The consolidated financial statements include the accounts of Valuestar Corporation and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated.

Inventory - Inventory consists of promotional materials for sale to ValueStar Certified businesses and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of two to five years.

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

Revenue recognition - The Company's revenues have been primarily from certification and rating fees, and are recognized when all related services are provided to the customer. Rating services are primarily related to a survey of a business' customers and the delivery of a ratings report. Services associated with certification include an orientation and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

In December 1999, in all market areas except Northern California, the Company changed from a fixed certification fee to a percentage fee based on the value of future transactions between member service companies and member buyers. The Company has also changed its program to provide benefits to buyers purchasing from member businesses. The Company has not completed development of the systems required to commence collection of percentage fees or to register buyers for benefits and the Company will not collect fees or incur benefit costs until the systems are operational. In the future the Company expects the majority of its revenues to be derived from commissions.

Due to the change in the Company's program, the Company expects it will recognize commission revenues as reported and earned. Commencing July 1, 2000 the Company also intends to recognize any fixed fees on a straight-line basis over the term of a participating business license, generally one year. Costs of benefits provided to buyers will be recognized as provided, with reserves for any future benefits obligations.

The Securities and Exchange Commission's staff (the "Staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. The Company intends to recognize revenues from its new revenue model, as described above, within the guidance provided by SAB 101.

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


Research and development costs - Research and development expenses are charged to operations as incurred. Certain internal software and web site development costs, which are related to the Company's new revenue model, have been capitalized as prescribed by the American Institute of Certified Public Accountant's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and the Emerging Issues Task Force consensus at EITF 00-2, "Accounting for Web Site Development Costs."

Concentration of credit risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of demand deposits in excess of FDIC limits and trade receivables. The Company's demand deposits are placed with major financial institutions. The risk associated with trade receivables is mitigated by the Company's ability to remove certification information from the customer's premises. For the periods presented, there were no customers that accounted for over 10% of revenues generated by the Company or of accounts receivable.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible preferred stock, warrants, stock options and convertible notes, which are exercisable into 9,932,092 and 6,270,977 shares of common stock at June 30, 2000 and 1999, respectively, could potentially dilute earnings per share in future years.

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

Comparative figures - Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Recent accounting pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 are effective for transactions beginning in the Company's fiscal year 2001. As described above under "Revenue Recognition," the Company has addressed this issue, and the Company intends to recognize revenues consistent with the requirements of SAB 101.

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). This statement is effective for certain transactions from December 15, 1998, and is to be applied commencing July 1, 2000. The Company is in the process of determining the impact, if any, of FIN 44 on the reporting of its future operations.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN

The Company has experienced recurring losses and the use of cash from operations. A substantial portion of the losses is attributable to research and development of the Company's commission based system, and marketing and promotion costs associated with increasing consumers' awareness of the meaning of ValueStar; marketing to businesses the advantages of becoming ValueStar members; and discounting certain fees to encourage businesses to become ValueStar members.

It is management's plan to seek additional financing through private placements as well as other means. Management believes, but there can be no assurances, the additional capital it is seeking will be available in the future and will enable the Company to achieve sales growth and, ultimately, profitable operations.

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

NOTE 3 - RECEIVABLES

                                                           2000          1999
                                                        ----------    ----------
Trade receivables                                       $  499,277    $  453,885
Less allowance for doubtful accounts                        45,044        44,079
                                                        ----------    ----------
                                                        $  454,235    $  409,806
                                                        ==========    ==========


NOTE 4 - PROPERTY AND EQUIPMENT

                                                           2000          1999
                                                        ----------    ----------
Computer equipment                                      $2,534,733    $  336,575
Website development                                      1,001,000          --
Software                                                   612,793          --
Fixtures and equipment                                     410,498        58,056
Office equipment                                           777,618        14,079
Equipment and software under capital leases                705,903       157,467
Leasehold improvements                                     251,445        46,994
                                                        ----------    ----------
                                                         6,293,990       613,171
Less accumulated depreciation and amortization             878,632       111,566
                                                        ----------    ----------
                                                        $5,415,358    $  501,605
                                                        ==========    ==========


NOTE 5 - DEFERRED COSTS

Deferred costs consist of direct-response advertising programs consisting of telemarketing, printing and mailing costs. These direct costs are capitalized and amortized over a sixty-day period. Advertising and promotion costs charged to expense were $2,734,265 and $1,273,400 for the years ended June 30, 2000 and 1999.

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                            ALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 6 - ACCRUED LIABILITIES AND OTHER PAYABLES
                                                       2000              1999
                                                    ----------        ----------
Potential contract liability                        $  600,000        $     --
Payroll and payroll taxes                              470,551           118,880
Accrued vacations                                      105,829            32,782
Other                                                   77,655            38,097
                                                    ----------        ----------
                                                    $1,254,035        $  189,759
                                                    ==========        ==========

The Company had entered into a contract with a third party that obligated the Company to pay a $50,000 penalty each quarter over the three-year life of the agreement if the Company did not generate a defined level of business activity. The Company subsequently determined to abandon this contract, but it remains liable for the quarterly penalties. The $600,000 has been reflected as a liability at June 30, 2000.

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company has entered into certain capital lease obligations related to the purchase of equipment. The leases bear interest at rates ranging from 10% to 24% and require monthly payments of principal and interest. The leases are secured by the equipment, and mature through 2004. Pursuant to an equipment lease, the Company agreed to maintain an irrevocable $296,000 standby letter of credit throughout the lease term, which expires in June 2002. The bank issuing the letter of credit required the Company to maintain $296,000 on deposit until the related lease expires. This deposit is reflected as restricted cash on the balance sheet.

Future minimum lease payments on capital lease obligations are as follows:

                     Year Ending June 30,
                     --------------------

                             2001                            $ 352,148
                             2002                              341,666
                             2003                               92,526
                             2004                               15,118
                                                             ----------

                                                               801,458
Less portion representing interest                             107,508
                                                             ----------
Present value of net minimum lease payments                    693,950
Less current portion                                           285,458
                                                             ----------
                                                             $ 408,492
                                                             ==========

--------------------------------------------------------------------------------
                                                                       Page F-10


                                                                                VALUESTAR CORPORATION
                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

------------------------------------------------------------------------------------------------------

NOTE 8 - LONG-TERM DEBT

                                                                                  2000        1999
                                                                               ----------   ----------
15% Equipment Note due in monthly installments of principal and interest of $39,023 through March 2003, with a balloon payment of $191,810 due on
April 1, 2003; secured by equipment; net of unamortized note discount
of $105,417                                                                    $1,071,202   $     --

15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $5,500 to
maturity in June 2002; secured by equipment and software                          104,414      150,000

12% Notes; interest is paid monthly, with a balloon payment due in March
2001; net of unamortized note discount of $738; unsecured; $50,000 of the
notes is due a relative of a stockholder and director                              68,011       93,636

15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $2,022 to
maturity in August 2003; secured by equipment and software                         60,873       74,875

8% Senior Secured Notes; converted to common and preferred stock during
fiscal 2000                                                                          --      1,034,499

12% Subordinated notes; unsecured notes repaid or converted to stock
during fiscal 2000                                                                   --        973,104

6% Convertible notes; notes repaid or converted to stock during fiscal 2000          --        501,988
                                                                               ----------   ----------
                                                                                1,304,500    2,828,102
Less current portion                                                              450,503    1,032,664
                                                                               ----------   ----------
                                                                               $  853,997   $1,795,438
                                                                               ==========   ==========


The Company's $2,450,000 of 8% Senior Secured Notes Payable ("Senior Notes") that were issued in March 1999 were exchanged for equity securities during the year ended June 30, 2000. In connection with a $1,000,000 principal reduction of the Senior Notes in December 1999 applied to purchase 57,143 shares of Series B Preferred Stock, the Company accelerated the amortization of the related note discount by $563,126. In connection with the reduction of the $1,450,000 principal balance of the Senior Notes in March 2000, converted to exercise A and B warrants for 1,977,382 shares of common stock, the Company amortized the balance of the note discount of $741,022 and amortized $153,333 of other previously capitalized finance costs. Likewise, on the reduction in certain 12% Subordinated Notes by $625,000 from the exercise of warrants, the Company accelerated the amortization of the related note discount by $7,982. These amortization accelerations increased non-cash expenses by $1,465,463 for the year ended June 30, 2000.

During the year ended June 30, 2000 the Company called for the conversion of $500,000 of 6% convertible notes with the principal and accrued interest thereby converted into 549,274 shares of common stock. An additional $31,250 of 12% unsecured notes was applied to exercise warrants for 25,000 shares of common stock.

In connection with a commitment for $2,000,000 of equipment financing in April 2000, the Company granted warrants for 22,802 shares of common stock exercisable until April 2005 at $6.14 per share. These warrants were valued at $115,000 and recorded as a note discount that is being amortized over the term of the note. At June 30, 2000, the Company had drawn $1,278,737 on this commitment.

Maturities of long-term debt are as follows:


           Year Ending June 30,
           --------------------

                   2001                              $   450,503
                   2002                                  434,544
                   2003                                  521,639
                   2004                                    3,969
                                                     ------------
                                                     $ 1,410,655
                                                     ============

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

The Tax Reform Act of 1986, and the California Conformity Act of 1987, impose restrictions on the utilization of net operating losses in the event of an "ownership change," as defined by Section 382 of the Internal Revenue Code. There has not been a determination as to whether an ownership change has taken place, as defined, but net-operating losses available to the Company for use in future years may be limited because a change in ownership could result from the issuance of additional stock.

The following table summarizes the components of net deferred tax assets:
                                                     2000               1999
                                                 -----------        -----------

Federal tax loss carryforward                    $ 6,401,000        $ 2,030,000
State tax loss carryforward                        1,018,000            336,000
Reserves and allowances                               54,000             25,000
State tax deferrals                                 (262,000)          (109,000)
Unamortized bond discount                             35,000            508,000
                                                 -----------        -----------
                                                   7,246,000          2,790,000
Less valuation allowance                           7,246,000          2,790,000
                                                 -----------        -----------
                                                 $   --             $    --
                                                 ===========        ===========

The Company's federal and state net operating losses that are available for carryforward will expire as follows:



Date of Expiration                             Federal               California
------------------                             -------               ----------

     2001                                    $      --               $   736,000
     2002                                           --                   701,000
     2003                                           --                   759,000
     2004                                           --                 1,668,000
     2005                                           --                 9,154,000
     2007                                         98,900                    --
     2008                                        410,500                    --
     2009                                        365,700                    --
     2010                                        178,600                    --
     2011                                        736,900                    --
     2012                                      1,403,000                    --
     2013                                      1,519,000                    --
     2019                                      3,460,000                    --
     2020                                     18,308,000                    --
                                             -----------             -----------
                                             $26,480,600             $13,018,000
                                             ===========             ===========

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


NOTE 10 - CAPITAL STOCK

The Company has designated 5 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. There were no issued or outstanding shares of preferred stock at June 30, 1999.

During the first quarter of fiscal 2000, the Company issued 225,000 shares of Series A Convertible Preferred Stock, with a par value of $.00025 ("Series A Stock"), for $10 per share. Dividends of 8% per annum, compounded, are payable in additional shares of Series A Stock. The dollar amount of Series A Stock is convertible into shares of common stock at a conversion price equal to $2.00 per share, and is automatically converted on the occurrence of certain events. The Series A Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

In connection with the Series A Stock financing the Company incurred legal and related costs of $40,000. At June 30, 2000, the Series A Stock was convertible into approximately 1,209,000 shares of common stock.

In December 1999 and January 2000, the Company issued 688,586 shares of Series B Convertible Preferred Stock, with a par value of $.00025 ("Series B Stock"), at $17.50 per share. A total of $1,000,000 of the Company's outstanding 8% Senior Secured Notes and $250,000 of shareholder advances were converted into 71,429 of these shares of Series B Convertible Stock.

The dollar amount of Series B Stock is convertible into shares of common stock at a conversion price equal to $1.75 per share, and is automatically converted on the occurrence of certain events. The Series B Preferred Stock has certain antidilution and registration rights. The Series B Stock has a liquidation preference, after payment of the preferential amount for the Series A Stock, of $17.50 per share. Thereafter the holders of Series B Stock, on an as-converted basis, and the holders of common stock, shall be paid pro-rata, from remaining assets until the holders of Series B Stock shall have received an aggregate preference price of $30.00 per share. Holders of Series B Stock are entitled to receive non-cumulative dividends at an annual rate of 8% when and if declared by the Board of Directors. However, no cash dividends shall be paid to common stockholders unless a like cash dividend has been paid to holders of Series B Stock on an as-converted basis. As long as there are at least 200,000 shares of Series B Stock outstanding, then the holders are entitled to elect two members of the Company's Board of Directors.

In connection with the Series B Stock financing the Company incurred legal and related costs of $75,000. The Company also issued a warrant to purchase 75,000 shares of common stock at $2.50 per share until December 2004 as a placement fee. At June 30, 2000, the Series B Stock was convertible into 6,885,860 shares of common stock.

In March and April 2000, the Company issued 1,310,087 shares of common stock in a unit financing at $5.85 per unit ("585 Units"), for gross proceeds of approximately $7,664,000. For each ten units purchased, the Company granted investors a warrant to purchase one share of common stock at $5.85 per share, resulting in warrants on 131,013 shares of common stock. A total of 184,320 of the units were issued in exchange for call proceeds of $1,078,278 to call and thereby redeem certain C warrants by the Company. The Company incurred legal and related costs of $25,000.

In connection with this 585 Unit financing, the Company issued a warrant to purchase 50,000 shares of common stock at $10.00 per share until April 2003 and a warrant to purchase 30,000 shares of common stock at $5.85 per share until April 2005.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock options - In 1992 the Board of Directors approved the 1992 Incentive Stock Option Plan (ISO Plan) and the 1992 Non-Statutory Stock Option Plan (NSO Plan). Both plans expire in 2002. Each plan reserves 250,000 shares of common stock for incentive and nonstatutory stock options. Options under the ISO Plan and NSO Plan expire over a period not to exceed ten years from the date of grant.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


In 1996 the stockholders approved the 1996 Stock Option Plan. The plan expires in 2006 and reserves 300,000 shares of common stock for nonqualified stock options. Options under the plan expire over a period not to exceed ten years from the date of grant.

In 1997 the stockholders approved the 1997 Stock Option Plan. The plan expires in 2007 and reserves 1,250,000 shares of common stock for incentive or nonqualified stock options. Options under the plan expire over a period not to exceed ten years from the date of grant.

Subsequent to June 30, 2000, on July 21, 2000, the Board of Directors authorized, subject to shareholder approval, the 2000 Equity Incentive Plan, which expires in July 2010, and reserved 2,500,000 shares of common stock for Incentive or Nonqualified Stock Options. Options to be granted under the Plan expire over a period not to exceed ten years from the date of grant.

The following  tables summarize the number of options granted and exercisable at
June  30,  2000,  and  the  weighted   average  exercise  prices  and  remaining
contractual lives of the options:


                                                                Weighted
                                                                Average
                                             Shares          Exercise Price
                                           ---------         --------------

Balance, July 1, 1998                        877,550          $   0.59
Granted                                      395,600              1.18
Canceled                                    (147,050)             0.73
Exercised                                    (15,000)             0.75
Expired                                         --                --
                                           ---------

Balance, June 30, 1999                     1,111,100          $   0.78
Granted                                    2,244,422              4.85
Canceled                                    (679,782)             3.22
Exercised                                   (426,802)             0.46
Expired                                      (15,000)             0.50
                                           ---------

Balance, June 30, 2000                     2,233,938          $   4.19
                                           =========

Exercisable at June 30, 2000                 700,689          $   1.82
                                           =========

                                                                                       Weighted          Weighted average
                                                                                        average           exercise price
                           Number               Number             Weighted            remaining            of options
    Range of           outstanding at       exercisable at          average           contractual         exercisable at
 exercise prices        June 30, 2000        June 30, 2000      exercise price           life              June 30, 2000
------------------    ------------------    ----------------    ----------------    ----------------    --------------------
      $      0.50               150,000             150,000           $ 0.50             0.55                  $ 0.50
             0.75                20,000              20,000             0.75             1.74                    0.75
             1.00               231,299             173,269             1.00             2.88                    1.00
       1.25-1.375               220,000             146,669             1.28             3.03                    1.25
             1.50                70,000              30,000             1.50             4.07                    1.50
        1.69-2.00               373,967              65,767             1.98             4.23                    1.99
             3.00                85,600              38,934             3.00             4.33                    3.00
             4.00               294,500                   -             4.00             4.88                    4.00
             7.00               668,572              76,050             7.00             4.46                    7.00
            10.00                40,000                   -            10.00             2.17                   10.00
            15.00                40,000                   -            15.00             2.42                   15.00
            20.00                40,000                   -            20.00             2.67                   20.00
                      ------------------    ----------------
                              2,233,938             700,689           $ 4.19             3.75                  $ 1.82
                      ==================    ================

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


The non-exercisable options vest over a period of up to five years.

During fiscal 2000, the Company recorded non-cash compensation expense of $77,000 under its stock option plans to non-employees through the granting of 31,500 options.

Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per common share would have been as follows:

                                                         2000          1999
                                                     ------------  ------------
Loss for the year                                    $(16,175,462) $ (3,459,744)
Compensation expense                                   (1,330,000)      (93,766)
                                                     ------------  ------------
Pro forma net loss                                    (17,505,462)   (3,553,510)
Beneficial conversion on Series B preferred stock     (11,650,255)         --
Accrued dividends on Series A preferred stock            (167,877)         --
                                                     ------------  ------------
Proforma net loss available to common stockholders   $(29,323,594) $ (3,553,510)
                                                     ============  ============
Pro forma loss per common share                      $      (2.52) $      (0.40)
                                                     ============  ============



The fair value of each option and warrant granted during 2000 and 1999, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 72% to 107% in 2000 and 48% to 81% in 1999, (3) risk free interest rate of 4.6% to 5.5%, and (4) an expected life of the options of from 3 to 5 years. Options issued during 2000 and 1999, have an estimated weighted average fair value of $2.46 and $0.28. The non-exercisable options vest over a period of up to five years.

Stock Warrants

At June 30, 2000, the Company had the following stock purchase warrants outstanding, each exercisable into one common share:

    Number                   Exercise Price                Expiration Date
---------------          --------------------          -----------------------
        25,000                  $ 1.25                            March, 2001
       187,500    (1)             1.25                        September, 2002
        20,000    (1)             1.25                         December, 2002
        66,300    (2)             5.85                            March, 2003
        64,713    (2)             5.85                            April, 2003
        50,000                   10.00                            April, 2003
        12,500    (3)             1.25                            April, 2003
        50,000                    1.75                              May, 2003
       350,000    (1)             1.00                         December, 2003
       152,728    (1)             1.38                            March, 2004
        30,000    (1)             1.50                            March, 2004
        75,000                    2.50                         December, 2004
        30,000                    5.85                            April, 2005
        22,802                    6.14                            April, 2005
---------------
     1,136,543
===============

(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

(2) These warrants are callable at a stock price of $15.00 per share subject to certain conditions.

(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.

An aggregate of 400,148 of the above warrants are held by officers and directors of the Company or their affiliates. Some warrants contain certain registration rights.

--------------------------------------------------------------------------------
                                                                       Page F-15

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

In connection with the sale of the Senior Notes on March 31, 1999 (see note 8), the noteholders were granted warrants to purchase an aggregate of 1,527,250 shares of Common Stock of the Company at an exercise price of $1.00 per share ("A Warrants"), warrants to purchase an aggregate of 527,514 shares of Common Stock at a nominal per share exercise price of $0.00025 ("B Warrants"), and warrants to purchase an aggregate of 231,132 shares of Common Stock at an exercise price of $1.00 per share ("C Warrants"). The C Warrants or underlying shares of Common Stock could be repurchased by the Company at $6.00 per share (less any unpaid exercise price) on an all or none basis until March 31, 2004, as long as the Company is not in default with respect to the Senior Notes or related agreements.

In March 2000 the noteholders applied the $1,450,000 principal balance of the Senior Notes towards the exercise of 527,514 B Warrants and 1,449,868 A Warrants. The Company agreed, in connection with the Senior Note cancellation, to call the C Warrants effective April 4, 2000 and the holders agreed to apply the proceeds of the call towards the purchase of 585 Units and exercise of the balance of the A warrants. On April 4, 2000, the holders of the C Warrants converted the net call proceeds of $5.00 per share, $1,155,660 in the aggregate, into 77,382 shares of common stock (A Warrant exercise) and 184,320 units of the 585 Unit financing. The call of the C Warrants and issuance of the 585 Units and shares for the A warrants was on a cashless basis.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company entered into a contract to purchase a minimum of $3,000,000 of incentive reward points for its buyer awards program over the next 30 months from a rewards program provider, with, $1,000,000 to be purchased in the first 18 months ending January 31, 2002, and $2,000,000 in the following 12 months ending January 31, 2003. The Company has also agreed to purchase a minimum of $250,000 of certain information services from a database service company over a two-year period ending June 13, 2002. The Company has entered into a number of other alliances providing for the payment of commissions and referral fees from time to time.

The president of the Company has an employment agreement that provides, in part, severance benefits equal to the amount of his annual base salary, $120,000, plus bonuses.

In June 1999, the Company leased 14,900 square feet of improved office space in Oakland, California. The Company executed an addendum to this lease for an additional 5,400 square feet in January 2000. The lease expires on June 29, 2004. The Company entered into subsequent leases for improved office space in the same building in February, April and June 2000, for a total of 20,000 additional square feet of improved office space. These three leases expire on January 31, 2005. Office rent expense for the years ended June 30, 2000 and 1999, was $430,000 and $88,000.

Minimum future commitments under the operating lease are as follows:


                   Year Ending June 30,
                   --------------------

                           2001                              $   749,726
                           2002                                  635,256
                           2003                                  635,256
                           2004                                  635,256
                           2005                                  195,923
                                                             ------------
                                                             $ 2,851,417
                                                             ============

--------------------------------------------------------------------------------
                                                                       Page F-16

                                                           VALUESTAR CORPORATION
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 13 - LOSS PER COMMON SHARE

The provisions of the Series A Stock provide for cumulative 8% dividends payable in additional shares of preferred stock and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. This amount increases the net loss available to common stockholders for $167,877 for the year ended June 30, 2000.

Net loss attributable to common stockholders was also increased by $11,650,255 in computing net loss per share for an imputed deemed dividend from a discount provision included in the Series B Stock, which provided for a conversion price less than the market price on the date of issuance. The imputed dividend is not a contractual obligation on the part of the Company to pay such dividend.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Profit Sharing Plan covering substantially all employees meeting certain service requirements. Plan contributions are made at the discretion of management. There have been no contributions to the Plan for the years ended June 30, 2000 and 1999.

NOTE 15 - SUBSEQUENT EVENT

During September 2000 the Company issued 227,689 shares of Series C Convertible Preferred Stock, par value $.00025 ("Series C stock") for cash of $22.50 per share. Cumulative dividends of 8% per annum are payable when and if declared. The dollar amount of Series C stock is convertible into shares of common stock at a conversion price equal to $2.25 per share, and are automatically converted on the occurrence of certain events. The Series C Stock has certain registration rights, has a liquidation preference of $22.50 per share plus accrued and unpaid dividends, and has voting rights equal to the number of shares into which it is convertible. The Company granted purchasers warrants to purchase 1,138,445 common shares at $2.25 per share for a period of three years.

--------------------------------------------------------------------------------
                                                                       Page F-17

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VALUESTAR CORPORATION



                                  By:      /s/ JAMES STEIN
                                           ---------------
                                           James Stein
                                           Chief Executive Officer

Date:  September 25, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                               Position                                Date
         ----                               --------                                ----


/s/ JAMES STEIN                     Chief Executive Officer                     September 25, 2000
    -----------                     and Director
    James Stein                     (principal executive officer)


/s/ MICHAEL J. KELLY                Controller                                  September 25, 2000
    ----------------                (principal accounting officer)
    Michael J. Kelly

/s/ JAMES A. BARNES                 Treasurer, Secretary and Director           September 25, 2000
    ---------------                 (principal financial officer)
    James A. Barnes

/s/ JERRY E. POLIS                  Director                                    September 25, 2000
    --------------
    Jerry E. Polis

/s/ FRITZ T. BEESEMYER              Director                                    September 25, 2000
    ------------------
    Fritz T. Beesemyer

/s/ JOSH FELSER                     Director                                    September 25, 2000
    -----------
    Josh Felser

/s/ STEVE LEDGER                    Director                                    September 25, 2000
    ------------
    Steve Ledger

/s/ JEFFREY HOLLAND                 Director                                    September 25, 2000
    ---------------
    Jeffrey Holland