Form 10QSB/A
period 1999-12-31
VALUESTAR CORP
filed 2000-11-13
CIK 895262

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1

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

YES   X    NO
    -----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                            11,822,674
-------------------------------                            ----------
         (Class)                               (Outstanding at February 7, 2000)

Transitional Small Business Disclosure Format (check one):  YES       NO  X
                                                                ---      ---


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




                                                        VALUESTAR CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

                                                               ASSETS
                                                                                                 December 31,            June 30,
                                                                                                     1999                  1999
                                                                                                 ------------          ------------
CURRENT ASSETS
     Cash                                                                                        $  7,579,577          $    270,149
     Receivables                                                                                      329,359               409,806
     Inventory                                                                                          1,982                 4,008
     Prepaid expenses                                                                                  72,438                59,446
                                                                                                 ------------          ------------

            Total current assets                                                                    7,983,356               743,409

PROPERTY AND EQUIPMENT                                                                                897,330               501,605

DEFERRED COSTS                                                                                        145,806               100,839

INTANGIBLE AND OTHER ASSETS                                                                           231,046               194,130
                                                                                                 ------------          ------------

            Total assets                                                                         $  9,257,538          $  1,539,983
                                                                                                 ============          ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                            $    591,219               461,825
     Accrued liabilities and other payables                                                           277,794               189,759
     Deferred revenues                                                                                 28,755                27,430
     Note payable - shareholder                                                                       290,000               280,000
     Current portion of capitalized leases                                                             47,322                30,018
     Current portion of long-term debt                                                                449,759             1,032,664
                                                                                                 ------------          ------------

            Total current liabilities                                                               1,684,849             2,021,696

CAPITAL LEASE OBLIGATIONS, net of current portion                                                     150,180               113,541
LONG-TERM DEBT, net of current portion                                                                903,107             1,795,438
                                                                                                 ------------          ------------

            Total liabilities                                                                       2,738,136             3,930,675

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
        500,000 shares designated Series A Convertible, with 225,000 shares issued and outstanding at December 31, 1999 (liquidation
          preference of $10.00 per share)                                                                  56                  --
        800,000 shares designated Series B Convertible, with 517,157 shares issued and outstanding at December 31, 1999 (liquidation
          preference of $17.50 to $30.00 per share, see note 8)                                           129                  --
     Common stock, $.00025 par value; 20,000,000 shares
        authorized, 11,428,073 and 9,374,132 shares issued
          and outstanding, respectively                                                                 2,857                 2,344
     Additional paid-in capital                                                                    20,279,728             6,485,373
     Unearned stock-based compensation                                                               (130,167)                 --
     Accumulated deficit                                                                          (13,633,201)           (8,878,409)
                                                                                                 ------------          ------------

            Total stockholders' equity                                                              6,519,402            (2,390,692)
                                                                                                 ------------          ------------

            Total liabilities and stockholders' equity                                           $  9,257,538          $  1,539,983
                                                                                                 ============          ============

                                See accompanying notes to interim consolidated financial statements.

                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                Three Months Ended                        Six Months Ended
                                                                    December 31,                            December 31,
                                                            1999                 1998                 1999                 1998
                                                        ------------         ------------         ------------         ------------
REVENUES                                                $    470,003         $    470,608         $  1,192,128         $  1,076,268
                                                        ------------         ------------         ------------         ------------

OPERATING EXPENSES
     Cost of revenues                                        445,364              257,257              827,640              450,604
     Selling                                                 619,973              327,723            1,268,693              709,943
     Marketing and promotion                                 229,352              134,583              779,420              428,912
     Product development                                     907,611                 --              1,181,480                 --
     General and administrative                              388,098              427,391              826,661              760,094
     Stock-based compensation                                 42,336                 --                 75,833               60,000
                                                        ------------         ------------         ------------         ------------

                                                           2,632,734            1,146,954            4,959,727            2,409,553
                                                        ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                                      (2,162,731)            (676,346)          (3,767,599)          (1,333,285)
                                                        ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE)
     Interest income                                          18,410                 --                 25,334                 --
     Interest expense - cash                                (102,487)             (41,692)            (214,739)             (84,002)
     Non-cash interest expense                              (651,228)             (34,817)            (719,111)             (52,066)
     Miscellaneous                                              --                 (1,330)                (800)              (5,399)
                                                        ------------         ------------         ------------         ------------

                                                            (735,305)             (77,839)            (909,316)            (141,467)
                                                        ------------         ------------         ------------         ------------

NET LOSS                                                $ (2,898,036)        $   (754,185)        $ (4,676,915)        $ (1,474,752)
                                                        ============         ============         ============         ============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS  (NOTE 11)                            $(11,593,283)        $   (754,185)        $(13,404,039)        $ (1,474,752)
                                                        ============         ============         ============         ============

LOSS PER COMMON SHARE                                   $      (1.17)        $      (0.09)        $      (1.39)        $      (0.17)
                                                        ============         ============         ============         ============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                           9,910,757            8,689,018            9,642,447            8,685,756
                                                        ============         ============         ============         ============

                                See accompanying notes to interim consolidated financial statements.


                                            VALUESTAR CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                                         Six Months Ended
                                                                                                            December 31,
                                                                                                     1999                   1998
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                    $ (4,676,915)         $ (1,474,752)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
            Depreciation                                                                              124,959                21,278
            Amortization of intangible assets                                                          13,828                  --
            Amortization of bond discount                                                             706,887                36,316
            Change in allowance for doubtful accounts                                                 (10,826)                 --
            Other non-cash interest                                                                    12,224                  --
            Stock-based compensation                                                                   75,833                60,000
         Changes in:
            Receivables                                                                                91,273                25,248
            Inventory                                                                                   2,026                 9,496
            Prepaid expenses                                                                          (12,992)                3,902
            Deferred costs                                                                            (44,967)               73,979
            Intangibles and other assets                                                              (50,744)                 --
            Accounts payable                                                                          129,394               236,422
            Accrued liabilities and other payables                                                     88,035                31,159
            Deferred revenues                                                                           1,325                 2,886
                                                                                                 ------------          ------------
                Net cash used by operating activities                                              (3,550,660)             (974,066)
                                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                                             (451,684)             (110,952)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of issuance cost                                    9,935,247                  --
     Proceeds from sale of common stock                                                             1,170,280               300,000
     Proceeds from debt                                                                               250,000               485,000
     Payments on capital leases                                                                       (15,057)                 --
     Payments on debt                                                                                 (28,698)               (3,911)
                                                                                                 ------------          ------------
                Net cash provided by financing activities                                          11,311,772               781,089
                                                                                                 ------------          ------------

NET INCREASE (DECREASE) IN CASH                                                                     7,309,428              (303,929)
CASH, beginning of period                                                                             270,149               398,604
                                                                                                 ------------          ------------

CASH, end of period                                                                              $  7,579,577          $     94,675
                                                                                                 ============          ============

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                                                $    214,739          $     84,002
     Non-cash investing and financing activities:
         Accrued dividends on Series A Preferred Stock                                                 77,877                  --
         Warrants issued in connection with Series B preferred stock                                  400,000                  --
         Equipment acquired under capital leases                                                       69,000                  --
         8% Secured Notes converted to Series B Stock                                               1,000,000                  --
         Shareholder advances converted to Series B Stock                                             250,000                  --
         12% notes converted upon warrant exercise                                                    609,375                  --
         6% Convertible Notes and interest converted to equity                                        546,274                  --

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

8. STOCKHOLDERS' EQUITY

The following table summarizes equity  transactions  during the six months ended
December 31, 1999:


                                         Preferred Stock               Common Stock         Additional        Unearned
                                       -------------------      ----------------------       Paid-In        Stock-Based
                                        Shares       Amount       Shares         Amount       Capital       Compensation
                                       -------       -------    ----------       ------     -----------       ---------
Balance July 1, 1999                       -         -            9,374,132       $2,344     $6,485,373            -
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                      225,000         56             -            -         2,209,944             -
Accrued 8% dividends on Series A
  Preferred Stock                           -           -               -            -           77,877             -
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000                      517,157        129              -            -        8,975,118             -
Stock issued on conversion of 6%
  convertible notes and interest           -          -            546,274          136         546,138             -
Stock issued on exercise of warrants
  reducing 12% subordinated notes          -          -            487,500          122         609,253             -
Stock issued on exercise of warrants
  for cash                                 -          -            992,500          248       1,152,865             -
Stock issued on exercise of options
 for cash                                                           27,667            7          17,160             -
Unearned stock-based compensation          -          -                -            -           206,000        (206,000)
Amortization of stock-based
  compensation                             -          -                -            -               -            75,833
Net loss                                   -          -                -            -               -               -
                                       -------       ----       ----------       ------     -----------       ---------
Balance December 31, 1999              742,157       $185       11,428,073       $2,857     $20,279,728       $(130,167)
                                       =======       ====       ==========       ======     ===========       =========





                                      Accumulated
                                          Deficit            Total
                                       ------------       ----------
Balance July 1, 1999                     $(8,878,409)    $(2,390,692)
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                               -         2,210,000
Accrued 8% dividends on Series A
  Preferred Stock                            (77,877)              -
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000                               -         8,975,247
Stock issued on conversion of 6%
  convertible notes and interest                 -           546,274
Stock issued on exercise of warrants
  reducing 12% subordinated notes               -            609,375
Stock issued on exercise of warrants
  for cash                                      -          1,153,113
Stock issued on exercise of options
 for cash                                       -             17,167
Unearned stock-based compensation               -                -
Amortization of stock-based
  compensation                                  -             75,833
Net loss                                 (4,676,915)      (4,676,915)
                                       ------------       ----------
Balance December 31, 1999              $(13,633,201)      $6,519,402
                                       ============       ==========


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

                                               Weighted Average     Weighted
                                    Shares      Exercise Price     Average Life
                                    ------      --------------     ------------

Outstanding July 1, 1999          1,111,100         $0.78               2.49
Granted                           1,004,600         $2.13
Canceled                            (64,999)        $1.69
Exercised                           (27,667)        $0.62
Expired                             (15,000)        $0.50
                                  ---------
Outstanding December 31, 1999     2,008,034         $1.43               3.30
                                  =========
Exercisable at December 31, 1999    929,107         $0.77
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

(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions..

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

Net loss available to common stockholders was also increased by $8,650,247 in computing net loss per share for the second quarter by an imputed deemed dividend from a discount provision included in the Series B Stock. The imputed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend. In January 2000 the Company sold an additional 171,429 shares of Series B Stock and estimates it will report an imputed dividend of approximately $8.8 million in its third fiscal quarter.

                              VALUESTAR CORPORATION

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                December 31, 1999

11. LOSS PER COMMON SHARE (Cont'd)
Net loss available to common stockholders is computed as follows:

                                                                        Three Months Ended                  Six Months Ended
                                                                            December 31,                        December 31,
                                                                      1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
Net loss                                                         $ (2,898,036)     $   (754,185)     $ (4,676,915)     $ (1,474,752)
Imputed Series B stock dividend based on discount
  provision                                                        (8,650,247)             --          (8,650,247)             --
Accrued dividends on Series A Preferred Stock                         (45,000)             --             (77,877)             --
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders                        $(11,593,283)     $   (754,185)     $(13,404,039)     $ (1,474,752)
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

The loss available to common stockholders for the six months ended December 31, 1999 of $13,404,039 includes $8,650,247 of deemed dividends due to the Series B preferred stock being convertible at a discount to the market price on the date of issuance and $77,877 of accrued dividends on Series A Convertible Preferred Stock. The imputed dividend is not a contractual obligation on our part to pay such imputed dividend. In January 2000 we sold additional shares of Series B preferred stock and estimate we will report an imputed dividend of approximately $3.0 million in our third fiscal quarter. Management believes these financings, which included two strategic investors currently assisting the Company in its growth plans, have allowed the Company to move forward on its new product initiative.

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

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  10.8.3* Second Amendment to 1997 Stock Option Plan dated August 31, 1999 and Approved by the Shareholders on November 19, 1999.

                  10.16* Non-Qualified Stock Option Agreement dated as of September 29, 1999 between the Company and James Stein.

                  10.17* Non-Qualified Stock Option Agreement dated as of November 6, 1999 between the Company and Joshua M. Felser.

                  27       Financial Data Schedule

                  * Exhibit previously filed with Form 10-QSB for the quarter ended December 31, 1999

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

                            VALUESTAR CORPORATION

Date: November 13, 2000     By:  /s/ JAMES A. BARNES
                                --------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)