Form 10QSB/A
period 2000-03-31
VALUESTAR CORP
filed 2000-11-13
CIK 895262

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

                    For quarterly period ended March 31, 2000
                                               --------------

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

YES   X    NO
    -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                             15,242,059
-------------------------------                             ----------
           (Class)                               (Outstanding at April 28, 2000)

Transitional Small Business Disclosure Format (check one):  YES        NO   X
                                                                -----     -----

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

                                                                 3


                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                 Three Months Ended                        Nine Months Ended
                                                                      March 31,                                 March 31,

                                                                2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $    478,750        $    693,485        $  1,670,878        $  1,769,753
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES
     Cost of revenues                                           195,072             259,966           1,022,711             710,570
     Selling                                                  1,163,815             474,183           2,432,509           1,184,126
     Marketing and promotion                                    957,917             221,422           1,737,337             650,334
     Product and content development                          1,664,051                --             2,845,531                --
     General and administrative                                 565,517             405,323           1,378,349           1,225,417
     Stock-based compensation                                    66,250                --               142,083                --
                                                           ------------        ------------        ------------        ------------

                                                              4,612,622           1,360,894           9,558,520           3,770,447
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (4,133,872)           (667,409)         (7,887,642)         (2,000,694)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest income                                            118,900                --               144,234                --
     Interest expense - cash                                    (71,724)            (94,271)           (286,463)           (230,339)
     Non-cash interest and financing costs                     (945,296)               --            (1,678,236)               --
     Miscellaneous                                               (3,578)              3,690              (4,378)             (1,709)
                                                           ------------        ------------        ------------        ------------

                                                               (901,698)            (90,581)         (1,824,843)           (232,048)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (5,035,570)       $   (757,990)       $ (9,712,485)       $ (2,232,742)
                                                           ============        ============        ============        ============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS  (NOTE 11)                               $ (8,080,578)       $   (757,990)       $(21,485,617)       $ (2,232,742)
                                                           ============        ============        ============        ============

LOSS PER COMMON SHARE                                      $      (0.68)       $      (0.08)       $      (2.07)       $      (0.25)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                             11,873,812           9,159,173          10,380,824           8,841,258
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

7. LONG-TERM DEBT

Long-term debt at March 31, 2000, consists of the following:
     12% Notes; principal of $68,750;  unsecured;  interest is paid monthly, with a balloon  principal  payment due in March 2001; net of unamortized note
        discount of $1,364                                                                               $   67,386
     12% Subordinated Notes: principal of $375,000; unsecured: interest is paid monthly, with a balloon principal payment due in June 2000; net of unamortized note
        discount of $2,523                                                                                  372,477
     15% Equipment Note due to related party; due in monthly installments of principal
        and interest of $2,022 to maturity in August 2003; secured by equipment and software                 64,562
     15% Equipment Note due to related party; due in monthly installments of principal
        and interest of $5,055 to maturity in June 2002; secured by equipment and software                  116,457
                                                                                                         ----------
                                                                                                            620,882
     Less current portion                                                                                   506,485
                                                                                                         ----------
                                                                                                         $  114,397
                                                                                                         ==========

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

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

8. STOCKHOLDERS' EQUITY

The following table summarizes equity  transactions during the nine months ended
March 31, 2000:
                                            Preferred Stock          Common Stock     Additional     Unearned   Subscribed
                                            ---------------     -------------------     Paid-In     Stock-Based   Common
                                            Shares   Amount       Shares     Amount     Capital     Compensation   Stock
                                            -------    ----     ----------   ------    -----------   --------    --------
Balance July 1, 1999                           -        -        9,374,132   $2,344     $6,485,373        -           -
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                          225,000      56           -        -         2,209,944        -           -
Accrued 8% dividends on Series A
  Preferred Stock                              -        -             -        -           122,877        -           -
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000                          688,586     172            -        -       11,975,083        -           -
Stock issued on conversion of 6%
  convertible notes and interest                -       -          546,274      136        546,138        -           -
Stock issued on exercise of warrants
  reducing 12% subordinated notes               -       -          500,000      125        624,875        -           -
Stock issued on exercise of warrants
  reducing 12% notes                                                25,000        6         31,244        -           -
Stock issued on exercise of warrants
  retiring 8% Senior Secured Notes                               1,977,382      494      1,449,506        -           -
Sale of stock at $5.85 per unit for cash,
  consisting  of one share and one warrant
  for each ten shares, net of issuance
  costs of $25,000                                                 663,000      166      3,853,384        -           -
Stock issued on exercise of warrants
  for cash                                      -       -        1,355,000      339      1,743,411        -           -
Stock issued on exercise of options
 for cash                                                           59,335       15         48,320        -
Unearned stock-based compensation               -       -              -        -          241,000   (241,000)
Amortization of stock-based
  compensation                                  -       -              -        -              -      142,083
Subscribed stock                                -       -              -        -              -          -       837,150
Net loss                                        -       -              -        -              -          -             -
                                            -------    ----     ----------   ------    -----------   --------    --------
Balance March 31, 2000                      913,586    $228     14,500,123   $3,625    $29,331,155   $(98,917)   $837,150
                                            =======    ====     ==========   ======    ===========   ========    ========

                                               Accumulated
                                                  Deficit         Total
                                               ------------     -----------
Balance July 1, 1999                            $(8,878,409)    $(2,390,692)
Issuance of Series A Convertible
  Preferred Stock, net of issuance
  costs of $40,000                                      -         2,210,000
Accrued 8% dividends on Series A
  Preferred Stock                                  (122,877)            -
Issuance of Series B Convertible
  Preferred Stock, net of issuance
  costs of $75,000                                      -        11,975,255
Stock issued on conversion of 6%
  convertible notes and interest                        -           546,274
Stock issued on exercise of warrants
  reducing 12% subordinated notes                       -           625,000
Stock issued on exercise of warrants
  reducing 12% notes                                    -            31,250
Stock issued on exercise of warrants
  retiring 8% Senior Secured Notes                      -         1,450,000
Sale of stock at $5.85 per unit for cash,
  consisting  of one share and one warrant
  for each ten shares, net of issuance
  costs of $25,000                                      -         3,853,550
Stock issued on exercise of warrants
  for cash                                              -         1,743,750
Stock issued on exercise of options
 for cash                                               -            48,335
Unearned stock-based compensation                       -               -
Amortization of stock-based
  compensation                                          -           142,083
Subscribed stock                                        -           837,150
Net loss                                         (9,712,485)    (9,712,485)
                                               ------------     -----------
Balance March 31, 2000                         $(18,713,771)    $11,359,470
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

                                                  Weighted Average   Weighted
                                       Shares     Exercise Price    Average Life
                                       ------     --------------    ------------

    Outstanding July 1, 1999         1,111,100        $0.78             2.49
    Granted                          1,947,922        $4.98
    Canceled                          (437,499)       $3.09
    Exercised                          (59,335)       $0.81
    Expired                            (15,000)       $0.50
                                     ---------
    Outstanding March 31, 2000       2,547,188        $3.60             3.37
                                     =========
    Exercisable at March 31, 2000      968,172        $0.99
                                     =========

Subsequent to March 31, 2000 a total of 17,467 options were exercised providing proceeds of $8,467.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

9. STOCK OPTIONS AND WARRANTS (Cont'd)

Warrants

At March 31, 2000 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

              Number            Exercise Price           Expiration Date
              ------            --------------           ---------------
                25,000               $1.25              March, 2001
               187,500 (1)           $1.25              September, 2002
                20,000 (1)           $1.25              December, 2002
                66,300 (2)           $5.85              March, 2003
                50,000               $1.75              May, 2003
                12,500 (3)           $2.00              April, 2003
               350,000 (1)           $1.00              December, 2003
               152,728               $1.375             March, 2004
                30,000 (1)           $1.50              March, 2004
                75,000               $2.50              December, 2004
                77,382               $1.00              March, 2009 (A Warrants)
               231,132 (4)           $1.00              March, 2009 (C Warrants)
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

Net loss available to common stockholders was also increased by $8,650,247 in computing net loss per share for the second quarter and $3,000,008 in the third quarter by an imputed deemed dividend from a discount provision included in the Series B Stock providing for a conversion price less than the market price on the date of issuance. The imputed dividend is not a contractual obligation on the part of the Company to pay such imputed dividend.

Net loss available to common stockholders is computed as follows:
                                                                      Three Months Ended                   Nine Months Ended
                                                                           March 31,                            March 31,

                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Net loss                                                         $ (5,035,570)     $   (757,990)     $ (9,712,485)     $ (2,232,742)
Imputed Series B stock dividend based on discount
  provision                                                        (3,000,008)             --         (11,650,255)             --
Accrued dividends on Series A Stock                                   (45,000)             --            (122,877)             --
                                                                 ------------      ------------      ------------      ------------
Net loss available to common stockholders                        $ (8,080,578)     $   (757,990)     $(21,485,617)     $ (2,232,742)
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

o This alliance provides financial and legal status on local service businesses as a part of our content development. We will provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients.

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

The loss available to common stockholders for the nine months ended March 31, 2000 of $21,485,617 includes $11,650,255 of deemed dividends due to the Series B Preferred Stock being convertible at a discount to the market price on the date of issuance and $122,877 of accrued dividends on Series A Convertible Preferred Stock. The imputed dividend is not a contractual obligation on our part to pay such imputed dividend. Management believes the Series B financing, which was negotiated when the stock was at lower levels and includes two strategic institutional investors which are assisting the Company in its growth plans and new Internet initiative, has allowed the Company to finance development of the new initiative.

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

                  In connection with the sale of the 585 Units, the Company entered into an Investors Rights Agreement with the 15 investors providing the investors with certain piggyback registration rights.

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

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
         (a) Exhibits:

                  4.29.1 * First Amended ValueStar Corporation Investor Rights Agreement dated as of March 24, 2000 between the Company and certain Series A, Series B and 585 Unit Investors

                  4.31 * Form of Securities Purchase Agreement dated as of March 24, 2000 between the Company and 585 Unit Investors

                  4.32 * Form of Stock Purchase Warrant dated as of March 24, 2000 between the Company and 585 Unit Investors
                           10.18 * Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

                  10.19 * Non-Qualified Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

                  10.20 * Incentive Stock Option Agreement dated as of January 28, 2000 between the Company and Robert Sick.

                  27       Financial Data Schedule

                  * Exhibit previously filed with Form 10-QSB for the quarter ended March 31, 2000

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