Form 10QSB
period 2000-09-30
VALUESTAR CORP
filed 2000-11-13
CIK 895262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2000

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
YES   X    NO
    -----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                        15,674,990
-------------------------------                        ----------
          (Class)                           (Outstanding at October 31, 2000)

Transitional Small Business Disclosure Format (check one):  YES   __   NO X
                                                                          -
================================================================================

                              VALUESTAR CORPORATION
                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of September 30, 2000
                  and June 30, 2000                                           3

                  Consolidated Statements of Operations for the three
                  months ended September 30, 2000 and 1999                    4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2000 and 1999                    5

                  Notes to Interim Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           16
         Item 2. Changes in Securities                                       16
         Item 3. Defaults upon Senior Securities                             17
         Item 4. Submission of Matters to a Vote of Security Holders         17
         Item 5. Other Information                                           18
         Item 6. Exhibits and Reports on Form 8-K                            18



SIGNATURES                                                                   19


                                   VALUESTAR CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                                         September 30,      June 30,
                                                                            2000             2000
                                                                         ------------    ------------
CURRENT ASSETS
     Cash                                                                $  4,527,913    $  5,287,385
     Receivables                                                              499,064         454,233
     Inventory                                                                 10,230          16,898
     Prepaid expenses                                                         542,710         416,573
                                                                         ------------    ------------

            Total current assets                                            5,579,917       6,175,089

PROPERTY AND EQUIPMENT                                                      5,828,581       5,415,358

RESTRICTED CASH                                                               296,000         296,000

DEFERRED COSTS                                                                   --            23,949

OTHER ASSETS                                                                   89,241          89,489
                                                                         ------------    ------------

            Total assets                                                 $ 11,793,739    $ 11,999,885
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                    $  1,656,887       1,665,030
     Accrued liabilities and other payables                                 1,042,669       1,254,035
     Deferred revenues                                                        407,647         137,520
     Current portion of capitalized leases                                    293,570         285,458
     Current portion of long-term debt                                        648,766         450,503
                                                                         ------------    ------------

            Total current liabilities                                       4,049,539       3,792,546

CAPITAL LEASE OBLIGATIONS, net of current portion                             331,976         408,492
LONG-TERM DEBT, net of current portion                                      1,231,103         853,997
                                                                         ------------    ------------

            Total liabilities                                               5,612,618       5,055,035

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
         500,000 shares designated Series A Convertible, with
           225,000 shares issued and outstanding                                   56              56
         800,000 shares designated Series B Convertible, with
           688,586 shares issued and outstanding                                  172             172
         1,333,333 shares designated Series C Convertible, with
           233,689 shares issued and outstanding at September 30, 2000             58            --
     Common stock, $.00025 par value; 20,000,000 shares
         authorized, 15,674,990 and 15,587,543 shares issued
         and outstanding respectively                                           3,919           3,897
     Subscribed preferred stock                                                22,500            --
     Additional paid-in capital                                            37,500,077      32,162,473
     Accumulated deficit                                                  (31,345,661)    (25,221,748)
                                                                         ------------    ------------

            Total stockholders' equity                                      6,181,121       6,944,850
                                                                         ------------    ------------

            Total liabilities and stockholders' equity                   $ 11,793,739    $ 11,999,885
                                                                         ============    ============

See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                       Three Months Ended
                                                         September 30,
                                                     2000               1999
                                                 ------------      ------------
REVENUES                                         $    273,747      $    722,125
                                                 ------------      ------------

OPERATING EXPENSES
     Buyer benefits                                   265,516           186,620
     Ratings and content                              173,218           368,584
     Sales and marketing                            2,273,467         1,025,860
     Product and content development                2,325,904           266,255
     General and administrative                       677,017           422,492
     Depreciation and amortization                    569,083            64,097
                                                 ------------      ------------

                                                    6,284,205         2,333,908
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (6,010,458)       (1,611,783)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
     Interest Income                                   43,727             6,924
     Interest expense                                 (92,879)         (173,220)
     Miscellaneous                                        377              (800)
                                                 ------------      ------------

                                                      (48,775)         (167,096)
                                                 ------------      ------------

NET LOSS                                         $ (6,059,233)     $ (1,778,879)
                                                 ============      ============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS                                $ (7,786,792)     $ (1,811,756)
                                                 ============      ============

LOSS PER COMMON SHARE                            $      (0.50)     $      (0.19)
                                                 ============      ============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                   15,662,718         9,374,132
                                                 ============      ============

See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                                Three Months Ended
                                                                   September 30,
                                                                2000          1999
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $(6,059,233)   $(1,778,879)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation                                       568,835         59,473
             Amortization of intangible assets                      248          6,914
             Amortization of bond discount                       10,208         54,045
             Change in allowance for doubtful accounts           (6,976)        (8,670)
             Accrued interest included in long-term debt           --            7,500
             Options issued for services                           --           59,000
             Gain on disposal of assets                          (1,898)          --
         Changes in:
             Receivables                                        (37,855)       (36,309)
             Inventory                                            6,668         (8,717)
             Prepaid expenses                                  (126,137)        23,875
             Deferred costs                                      23,949        (16,540)
             Other assets                                          --           (2,811)
             Accounts payable                                    (8,143)       (97,564)
             Accrued liabilities and other payables            (211,366)        95,342
             Deferred revenues                                  270,127         20,939
                                                            -----------    -----------
                Net cash used by operating activities        (5,571,573)    (1,622,402)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                       (980,160)      (164,815)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                    5,223,003      2,210,000
     Proceeds from sale of common stock                          50,001           --
     Proceeds from sale of subscribed preferred stock            22,500           --
     Proceeds from debt                                         732,796           --
     Payments on capital leases                                 (68,404)        (6,917)
     Payments on debt                                          (167,635)       (14,066)
                                                            -----------    -----------
                Net cash provided by financing activities     5,792,261      2,189,017
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (759,472)       401,800
CASH, beginning of period                                     5,287,385        270,149
                                                            -----------    -----------

CASH, end of period                                         $ 4,527,913    $   671,949
                                                            ===========    ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the period for:
         Interest                                           $    85,672    $   112,252
         Income taxes                                       $      --      $       800
     Non-cash investing and financing activities:
         Accrued dividends on Series A Preferred Stock      $    47,630    $    32,877
         Accrued dividends on Series C Preferred Stock      $    17,050    $      --

See accompanying notes to interim consolidated financial statements.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

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

The Company's revenues have been primarily from rating and certification services. Rating services are primarily related to a survey of a business' customers, verification of credential information and the delivery of a ratings report. Services associated with certification include an orientation and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

In December 1999, in all market areas except Northern California, the Company changed from a fixed rating and certification fee to a percentage commission fee based on the value of transactions between member service companies and member buyers. The Company has also changed its program to provide benefits to buyers purchasing from member businesses. The Company has not completed development of the systems required to commence collection of commission fees and will not collect fees or incur certain benefit costs, which include loyalty points and customer satisfaction guarantees, until the systems are operational. In the future the Company expects the majority of its revenues to be derived from transaction commissions.

Due to the change in the Company's program, the Company will recognize commission revenues as reported and earned. Because of the changes in the program and method of generating revenue, commencing July 1, 2000 the Company is recognizing fixed rating and certification fees on a straight-line basis over the term of a participating business license, generally one year. Costs of benefits provided to buyers are recognized as provided, with accruals for any future benefit obligations.

Because of the changes in the Company's program certain amounts in the current period are not comparable to the prior period and certain amounts in the consolidated interim statements have been reclassified to conform to the fiscal 2001 presentation.

The Securities and Exchange Commission's staff (the "Staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 are effective for transactions beginning in the Company's current fiscal year. The Company believes it is recognizing revenues within the guidance provided by SAB 101.

2. STATEMENT PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended June 30, 2000.

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

It is management's plan to seek additional financing through private placements as well as other means. Management believes, but there can be no assurances, that the additional capital it is seeking will be available in the future and will enable the Company to achieve sales growth and, ultimately, profitable operations.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

2. STATEMENT PRESENTATION (Cont'd)

The consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash flows from future operations may not be sufficient to enable the Company to meet its obligations, and market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

3. RESEARCH AND DEVELOPMENT COSTS

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

4. INVENTORY

Inventory consists of promotional materials for sale to ValueStar Certified businesses and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

5. LONG-TERM DEBT

Long-term debt at September 30, 2000 consists of the following:

15%  Equipment  Note due in monthly  installments  of principal  and interest of
$39,023  through March 2003,  with a balloon payment of $191,810 due on April 1,
2003; secured by equipment; net of unamortized note discount of $95,834                           $1,006,760


15%  Equipment  Note due in monthly  installments  of principal  and interest of
$22,363  through July 2003,  with a balloon payment of $109,919 due on September
1, 2003; secured by equipment                                                                        688,071


15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $5,500 to
maturity in June 2002; secured by equipment and software                                              59,362

12% Notes;  interest is paid monthly,  with a balloon payment due in March 2001;
net of unamortized note discount of $114; unsecured; $50,000 of the notes is due
a relative of a stockholder and director                                                              68,636

15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $2,022 to
maturity in August 2003; secured by equipment and software                                            57,040
                                                                                                 ------------
                                                                                                   1,879,869

Less current portion                                                                                 648,766
                                                                                                 -----------
                                                                                                  $1,231,103
                                                                                                  ==========

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

6. STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended
September 30, 2000:

                                      Preferred Stock           Common Stock      Additional   Subscribed
                                   -------------------   ---------------------     Paid-In     Preferred Accumulated
                                    Shares      Amount     Shares      Amount      Capital       Stock     Deficit       Total
                                   ---------   -------   ----------   --------   ------------   ------- ------------  ------------
Balance July 1, 2000                 913,586   $   228   15,587,543   $  3,897   $ 32,162,473      --   $(25,221,748) $  6,944,850
Issuance of Series C Convertible
  Preferred Stock, net of issuance
  costs of $35,000                   233,689   $    58         --         --        5,222,945      --          --        5,223,003
Accrued 8% dividends on Series A
  and Series C Preferred Stock          --        --           --         --           64,680      --        (64,680)         --
Stock issued on exercise of options     --        --         87,447         22         49,979      --          --           50,001
Subscribed preferred stock                                                                       22,500        --           22,500
Net loss                                --        --           --         --             --        --     (6,059,233)   (6,059,233)
                                   ---------   -------   ----------   --------   ------------   ------- ------------  ------------
Balance September 30, 2000         1,147,275   $   286   15,674,990   $  3,919   $ 37,500,077   $22,500 $(31,345,661) $  6,181,121
                                   =========   =======   ==========   ========   ============   ======= ============  ============

During the first quarter the Company issued 233,689 shares of Series C Convertible Preferred Stock, par value $.00025 ("Series C Stock") for cash of $22.50 per share. Cumulative dividends of 8% per annum are payable when and if declared by the Board of Directors or upon liquidation or conversion. The dollar amount of Series C Stock is convertible into shares of common stock at a conversion price equal to $2.25 per common share, and are automatically converted on the occurrence of certain events. The Series C Stock has certain antidilution and registration rights, has a liquidation preference, after payment of the preferential amount for the Series A and Series B preferred stock, of $22.50 per share plus accrued and unpaid dividends. The Series C Stock has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 200,000 shares of Series C Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

The Company has agreed to issue to an outside financial advisor warrants to purchase an aggregate of approximately 99,100 shares of common stock at an exercise price of $2.25 per share with a five year term in connection with the sale of the Series C Stock.

At September 30, 2000 the Company's Series A, B and C convertible preferred stock was convertible into approximately 10.5 million shares of common stock.

At September 30, 2000 the Company had received subscriptions for 1,000 shares of Series C Stock. See Note 13.

7. STOCK OPTIONS AND WARRANTS

The following table summarizes option activity for the period ended September 30, 2000:

                                                 Weighted Average    Weighted
                                     Shares       Exercise Price   Average Life
                                     ------       --------------   ------------

Outstanding July 1, 2000            2,233,938         $4.19           3.75
Granted                               367,500         $3.69
Canceled                             (157,099)        $9.50
Exercised                             (90,001)        $0.64
Expired                                (5,000)        $0.50
                                    ---------
Outstanding September 30, 2000      2,349,338         $3.94           3.82
                                    =========
Exercisable at September 30, 2000     822,340         $2.25           3.05
                                    =========

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1999

7. STOCK OPTIONS AND WARRANTS (Cont'd)

At September 30, 2000 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

          Number                    Exercise Price             Expiration Date
          ------                    --------------             ---------------
            187,500 (1)                  $1.25                 September 2002
             20,000 (1)                  $1.25                 December 2002
             12,500 (3)                  $2.00                 April 2003
             50,000                      $1.75                 May 2003
             25,000                      $1.25                 March 2001
            350,000 (1)                  $1.00                 December 2003
            152,728 (1)                  $1.375                March 2004
             30,000 (1)                  $1.50                 March 2004
             75,000                      $2.50                 December 2004
             66,300 (2)                  $5.85                 March 2003
             64,713 (2)                  $5.85                 April 2003
             30,000                      $5.85                 April 2005
             50,000                     $10.00                 April 2003
             22,802                      $6.14                 April 2005
          1,158,445 (4)                  $2.25                 September 2003
          ---------
          2,294,988
          =========

(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

(2) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.

(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.

(4) These warrants are callable at a stock price of $6.00 per share subject to certain conditions.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

8. INCOME TAXES

At September 30, 2000 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $26.5 million which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended.

9. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and preferred stock, which are exercisable into approximately 13.6 million shares of common stock at September 30, 2000 could potentially dilute earnings per share in future periods.

The provisions of the Series A and Series C Stock provide for cumulative 8% dividends and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. These amounts increase the net loss available to common stockholders. Net loss attributable to common stockholders was also increased by $1,662,879 in computing net loss per share for an imputed deemed dividend from a discount provision included in the Series C Stock, which provided for a converson price less than the market price on the date of issuance. The imputed non-cash dividend is not a contractual obligation on the part of the Company to pay such dividend. Net loss available to common stockholders is computed as follows:

                                                        Three Months Ended
                                                            September 30,
                                                         2000           1999
                                                         ----           ----
Net loss                                            $(6,059,233)    $(1,778,879)
Beneficial conversion of Series C Preferred Stock    (1,662,879)           -
Accrued dividends on Series A and Series C
 Preferred Stock                                        (64,680)        (32,877)
                                                    -----------     -----------
Net loss available to common stockholders           $(7,786,792)    $(1,811,756)
                                                    ===========     ===========

10. COMMITMENTS AND CONTINGENCIES

The Company entered into a contract to purchase a minimum of $3,000,000 of incentive reward points for its buyer awards program over the next 30 months from a rewards program provider, with $1,000,000 to be purchased in the first 18 months ending January 31, 2002, and $2,000,000 in the following 12 months ending January 31, 2003. The Company has also agreed to purchase a minimum of $250,000 of certain information services from a database service company over a two-year period ending June 13, 2002. The Company has entered into a number of other alliances providing for the payment of commissions and referral fees from time to time.

11. SUBSEQUENT EVENT

Subsequent to September 30, 2000 the Company sold and issued an additional 3,780 shares of Series C Stock providing gross cash proceeds of $85,000. The Company also issued 1,000 shares which was subscribed at September 30, 2000 (see Note
6).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2000.

Overview

We are a provider of branded rating content on local service businesses. As an infomediary we enhance online and offline commerce between buyers and sellers of services by offering ratings enabling buyers to quickly determine the best local service providers. Our ValueStar ratings are provided on the Internet at , on other partner Internet sites, in our ValueStar Report and through promotions by rated businesses.

In the first quarter of fiscal 2000, capitalizing on our expertise in customer satisfaction research and ratings, we commenced the design, development and testing of an expanded Internet initiative. This initiative consists of (a) developing proprietary content and ratings on a large number of service providers in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The content includes credential information such as licensing, insurance, legal and finance, company profiles and related information. During fiscal year 2000 we expended significant resources (approximately $5.8 million) to generate database information and develop computer and related systems for this new service. During the first quarter of fiscal 2001 we expended approximately $2.3 towards these activities. The goal of our development is to position ValueStar as the dominant rating system for local service providers and operate a commission based system to match buyers and sellers of local services.

Our plan is to have the systems to monitor, record and collect on a transaction basis during the last quarter of calendar year 2000 (second fiscal quarter of 2001). However unknown technical issues and barriers could arise that could delay implementation or preclude us from executing this plan. In such an event we may be required to revert to a fixed fee basis. Due to the change in our program and until we can recognize sufficient commission revenues we expect comparative revenues in current periods to be less than prior periods.

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

We have established a six-person business development team to develop other alliances and relationships to expand our content, add highly rated service providers, extend our brand and distribute our ratings to consumers and other buyers of local services.

Changing Revenue Model

During fiscal 2000 our revenues were generated primarily from research and rating fees paid by new and renewal businesses, certification fees from qualified applicants and renewals and from the sale of information products and services. In December 1999, in all eight current markets except Northern California, we changed from a fixed rating and certification fee to a percentage commission fee based on the value of transactions between buyers registered with us and participating companies rated and licensed with us. We are currently developing the systems to register buyers and monitor transactions. Until this system is operating, we do not anticipate any significant revenues from these markets. We will continue to incur selling costs and rating costs associated with enrolling participating service businesses in our program. We believe this investment will accelerate the launch of our new program by allowing us to have a number of rated and licensed service companies already enrolled by the time we launch our transaction fee system. We continue to charge a fixed certification fee in Northern California but expect to also change this market to the new program at a later date, not yet determined.

At September 30, 2000 we had approximately 7,350 licensed service businesses compared to approximately 1,640 at September 30, 1999. We expect these businesses and new businesses being enrolled to produce commission revenue in future periods. In our new business model our business will be predicated on creating and maintaining a growing number of registered buyers and sellers transacting commerce in local services. In the future we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services. Renewals of businesses from year to year will still impact future operations as we expend funds on enrolling new qualified businesses in our licensing program.

Considerable portions of our operations have been in the past and are expected in the future to be engaged towards the solicitation of new service and professional business applicants and we incur substantial costs towards this activity. We expect that these will continue to be significant costs in the future.

During the first quarter of 2001 we incurred product, system and database development costs consisting of (a) capturing and verifying new credential data on a large number of service companies in the United States (our proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register buyers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product, system and content development costs to continue at high levels during the second quarter. After our content databases are developed, we will incur costs to maintain and update the data on an ongoing basis. Exact amounts and timing of these expenditures and costs are subject to a variety of factors and are not currently determinable by management.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

During the first quarter we refined our measurement criteria for ValueStar Verified or ValueStar Top-Rated businesses listed on our Web site. At October 31, 2000 we listed approximately 720,000 ValueStar Verified or ValueStar Top-Rated businesses and had licensed approximately 7,390 of these businesses as members in either our commission program or our fixed-fee license program.

Revenue and Cost Recognition

During fiscal 2000 a majority of our revenues were from fixed certification fees ranging from $995 to approximately $2,000 depending on business size. In fiscal 2000 these fees were recognized as revenue when material services or conditions relating to the certification had been performed. Due to the change in our product offering and the benefits to be supplied to consumers, we changed the method of recording fixed fee revenue effective July 1, 2000. We recognize fixed fees on a straight-line basis over the term of a participating business license, generally one year. We will recognize commission revenues as reported and earned. Costs of benefits provided to buyers are recognized as provided, with accruals for any future benefit obligations.

In fiscal 2001 we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services. In certain industries where collection of commissions is not allowed and in other instances we expect to obtain a fixed annual license fee. We may provide payment terms and discounts from time to time. We have also changed our program offering by providing a package of buyer benefits applicable for the term of the business license.

We expense rating and content maintenance costs as incurred. Costs incurred in printing and distributing our ValueStar Report publication to buyers, currently published in January and July, and any related revenues are recognized upon publication.

The Securities and Exchange Commission's staff (the "Staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 are effective for transactions beginning in our current fiscal year. We believe we are recognizing revenues within the guidance provided by SAB 101.

Results of Operations

Revenues. Revenues consist of rating and certification fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $273,747 for the three months ended September 30, 2000 compared to $722,125 for the first three months of the prior fiscal year. The decrease in revenues is due to the commencement in July 2000 of recognizing fixed fee revenues on a straight-line basis over the term of the annual license corresponding to the term we expect to provide benefits to buyers transacting with a business. This change is due to the change in our product offering and the change in benefits to be supplied to consumers. If the Company had recognized revenues in the prior year fiscal quarter using the current quarter's method, we would have reported total revenues of approximately $260,000. During the first fiscal quarter of 2001, certification fees accounted for 25% of revenue, compared to 79% for the prior year's first quarter. In the first quarter of fiscal 2001 we were earning fixed new and renewal certification fees from only one market with seven markets converted to the commission program.

We reported approximately $82,000 of revenue from premium listings in our ValueStar Report and on our Web site, a decrease of $3,000 from the $85,000 reported in the first three months of the prior year. The small decrease results from a shift in focus from licensing merchants on a fixed fee basis to licensing merchants into our commission based systems. We expect ValueStar Report revenues may increase in future periods when we have an active relationship with sellers.

Our revenues can vary from quarter to quarter due to (a) management's decision on the mix of sales effort between enrolling local service providers into commission based vs. fixed fee programs, (b) the impact of distributing the semi-annual ValueStar Report to buyers, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of licensees up for renewal, (g) renewal rates, (h) pricing policies, (i) timing of completion of ratings, and (j) other factors, many of which are beyond our control. The timing of implementation of our commission based processing will materially impact future revenues. There can be no assurance we can successfully implement this program as scheduled in the second fiscal quarter of 2001. Unknown technical or business issues and barriers could arise that could delay implementation or preclude us from executing our commission program. In such an event we may be required to revert to a fixed fee basis.

Buyer Benefits. Buyer benefits consist of direct product costs for materials and information provided to buyers, costs associated with the ValueStar report, customer service costs for buyers, and in future periods the costs of loyalty points and customer satisfaction guarantees. These costs of $265,516 represented 97% of sales during the three months ended September 30, 2000. This is an increase from $186,620 or 26% of revenues for the three months ended September 30, 1999, although the percentage is not directly comparable due to the change in revenue reporting outlined above. Printing and distribution costs for the ValueStar Report increased by $26,000 as we printed and distributed more copies with additional pages. Buyer customer service costs were $48,500. This department did not exist in the prior period.

Ratings and Content. Ratings and content costs consist primarily of the costs of rating service sellers, ongoing content and technology costs associated with maintaining our databases and supporting our operations. In future quarters we expect to incur certain transaction and matching fees with third parties. Rating and content costs were $173,218, for the period ending September 30, 2000, compared to $368,584 for the prior comparable period. The decrease is due primarily to a reduction in fixed fee ratings and conversion to the new program, still under development.

Selling and Marketing Costs. Selling and marketing costs consist primarily of personnel costs for outside sales consultants interacting with licensed sellers, an inside customer service team for licensed sellers, direct marketing costs including lead generation, telemarketing costs and marketing, advertising and promotion expense. Selling costs for the three months ended September 30, 2000, were $2,273,467, compared to $1,025,860 for the first quarter of the prior year. Sales related expenses totaled $949,525 compared to $648,720 for the prior year's first fiscal quarter. The large increase is due to the commencement in December 1999 of enrolling local service providers into our commission based program described earlier. We expect selling costs will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of new market regions opened, the mix of sales between fixed fee certifications and commission based certifications and other factors, some beyond our control.

Marketing and promotion expenses related expenses aggregated $1,323,942 during the first quarter of fiscal 2000, compared to $351,133 for the prior period. During the first quarter of fiscal 2000, we expended $243,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $218,000 was employed in the prior year's first quarter. During the first quarter of fiscal 2001, we expended $262,000 on promotions compared to $54,000 for the prior year's first quarter with the increase due to an increased number of promotions in the period. We spent approximately $250,000 on agency fees and market research in the current fiscal quarter with no comparable expenses in the prior comparable quarter. Expenses related to wages and consultants in marketing were $550,000 in the current fiscal quarter compared to $71,000 in the prior fiscal quarter with the large increase due to the hiring of executives and increased staff in the marketing, product development and business development departments.

Marketing and promotion expenses are subject to significant variability based on decisions regarding paid advertising, public relations and market and brand awareness efforts. We anticipate continuing to make significant expenditures on marketing and promotion efforts to support a growing business base but anticipate these costs will decrease as an annual percentage of revenues as revenues grow. However, amounts and percentages on a quarterly basis may vary significantly.

Product and Content Development Costs. Product and content development costs consist primarily of expenses associated with the design, development and testing of our expanded Internet initiative using existing and new content. These costs include development of our website and the associated back office solutions, developing our new proprietary ratings content for our website and wages in our technology department associated with new product and content development. During the three months ended September 30, 2000 we expended $2,325,904 on new program development. This compares to $266,255 during the same period last year. The prior year fiscal quarter was the first quarter the Company began segregating these costs. The major component of product development costs were compensation and related costs of $998,000, partner and alliance implementation costs of $225,000 and expenses related to the gathering of new content of $96,000. During the first quarter of fiscal 2001 we allocated $460,000 of general and administrative costs to product and content development to reflect the percentage of product and content development expenses relative to overall expenses.

We have capitalized an additional $494,000 of product and content development costs as website development and software that are specifically related to internal software development. The Company capitalized $1,001,000 in the prior fiscal year. The Company will begin depreciation of this asset upon commencement of tracking transactions between rating partners and local service providers.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. General and administrative expenses were $677,017 for the three months ended September 30, 2000, compared to $422,492 for the prior year's first quarter, an increase of $254,525. The major increases include a $330,000 increase in compensation and benefits due primarily to the increased number of executive, administrative and finance personnel added in connection with an expansion of the employee base; a $42,000 increase in travel and entertainment costs, a $265,000 increase in occupancy and telephone costs due to additional personnel and expanded office facilities and a $57,000 increase in legal and accounting expense due to expanded operations. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

Depreciation and Amortization. Depreciation and amortization expenses were $569,083 for the three months ended September 30, 2000, compared to $64,097 for the prior year period. The large increase is due to the acquisition of technology equipment and software infrastructure to support an expanded employee base and our new program, our web site and various internal databases.

Interest and Other Expenses. We incurred interest expense for the three months ended September 30, 2000 of $92,879 that included $10,208 of non-cash amortization of bond discount. Interest for the prior comparable period was $173,220, of which $54,045 was non-cash amortization of bond discount. The decrease is due to conversion of senior and subordinated debt into equity in the prior fiscal year. The Company generated interest income of $43,727 in the first three months of fiscal 2001 compared to $6,924 in the comparable prior period.

Net Loss. We had a net loss of $6,059,233 for the three months ended September 30, 2000, compared to a loss of $1,778,879 for the three months ended September 30, 1999. Our increased loss is attributable to (a) increased selling and marketing costs incurred related to enrolling larger numbers of service businesses in anticipation of launching our commission program, (b) product and content development costs associated with developing our commission based program, and (c) increased general and administrative costs associated with additional management and support for expanded operations. We anticipate we will continue to experience operating losses until we achieve a combination of a fully functional commission program and a critical mass of buying and selling members. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we build a working commission program and that we obtain a sufficient base of buying and selling members to support our operating and corporate costs. There can be no assurance we can successfully build a transaction program, sustain sufficient buyer and seller member rates or achieve a profitable base of operations.

The net loss available to common stockholders includes an increase in the net loss for the quarter ended September 30, 2000 due to the beneficial conversion feature of the Series C preferred stock issued during the quarter. Net loss was increased by $1,662,879 for this one-time non-cash imputed charge and increased by $64,680 for non-cash accrued dividends on Series A and Series C preferred stock. These non-cash imputed amounts had no effect on our financial position.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $5,571,573 for the three months ending September 30, 2000 and $1,622,402 for the three months ended June 30, 1999. At September 30, 2000, we had a working capital surplus of $1,530,378, including $648,766 representing the current portion of long-term debt and $293,570 representing the current portion of capitalized leases. For the three months ended September 30, 2000, our negative cash flow from operating activities was due primarily to our continued operating losses, selling costs associated with enrolling local service companies into our commission based program with no immediate revenue, product and content development costs and addition of new executive management. At September 30, 2000, our net accounts receivables were $499,064, representing approximately 164 days of revenues and an annualized turnover ratio of approximately 2.2 times. This compares unfavorably to approximately 57 days of revenues and turnover of approximately 6.3 times at September 30, 1999. The significant change is due to the change in the way we recognize revenues. The Company bills fixed fees in full at the time the contract starts and extends terms throughout the contract period. As fixed fee revenue recognition builds over the course of the next twelve months, we expect ratios should return to past levels. Please see our discussion of the change in revenue recognition practices under the section Revenue and Cost Recognition above for further information on this. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide licensees. At September 30, 2000, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of common equity and debt financing. In August 2000 we drew down the balance of $732,796 from a commitment for $2,000,000 in equipment financing obtained in the prior fiscal year. Also during the three months ended September 30, 2000, we obtained $5,295,504 from the sale of common, preferred and subscribed stock. We have no commitments for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times cancelled debt for equity on terms of new forms of financing. There can be no assurance that shareholders or directors or others will provide us with any future financing.

Other than cash on hand of $4,527,913 at September 30, 2000 and net accounts receivable of $499,064, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

Subsequent to September 30, 2000 the Company issued 3,780 shares of Series C Stock, for cash of $85,050. We expect that we will require a minimum of $8 million of additional capital to finance operations during the next twelve months. This estimate is based on the first fiscal 2001 quarter level of operations as subsequently reduced by management, anticipated revenues, anticipated launch of our commission program and budgeted product development and operating costs. To expand the enrollment of new member buyers and sellers or to launch new products or services, we may require further additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures, product and content development and general operations. We may also have to curtail the number of market regions in which we operate or revert to some form of fixed fee program. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

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

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended June 30, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         (a) See description of Series C preferred stock in (c) below.

         (b) See description of Series C preferred stock in (c) below.

         (c) The following is a description of equity securities sold by the Company during the first fiscal quarter ended September 30, 2000 that were not registered under the Securities Act:

                  In September 2000, ValueStar Corporation (the "Company") sold an aggregate of 233,689 shares of Series C Convertible Preferred Stock, par value $0.00025 ("Series C Stock"), at $22.50 per preferred share (each share of which is initially convertible into ten shares of common stock). This sale was made in a private offering. A total of 1,333,333 shares of preferred stock have been authorized and designated by the Company as Series C Stock.

                  In connection with the sale, the Company issued to the purchasers warrants exercisable at $2.25 per share into an aggregate of 1,158,445 shares of common stock ("Warrants"). These Warrants have a three year term and are callable by the Company if the stock price exceeds $6.00 per share, subject to certain additional conditions.

                  The aggregate gross proceeds from the sale of the Series C Stock of $5,258,003 included $975,000 in cash from entities affiliated with three directors, including $250,000 from eCompanies Venture Group, L.P.

                  The Series C Stock has a cumulative dividend of 8% per annum payable when and if declared by the Board of Directors or upon liquidation or conversion.

                  The dollar amount of the Series C Stock is convertible at the option of the holder into shares of common stock at an initial conversion price, negotiated with outside unaffiliated investors, of $2.25 per share and are automatically converted on the occurrence of certain events.

                  The Series C Stock has a liquidation preference, after payment of the preferential amount for the Series A and Series B
                  Stock, of $22.50 per share of Series C Stock plus an additional amount accruing at the rate of 8% per annum.

                  The Series C Stock has antidilution rights for certain issuances below the conversion price. The Series C Stock has voting rights equal to the number of shares of common stock on an as-converted basis. In addition, as long as there are at least 200,000 shares of Series C Stock issued and outstanding, the holders are entitled, voting as a separate class, to elect one member of the Company's board of directors.

                  In connection with the sale of Series C Stock, the Company entered into a Registration Rights Agreement with the Series C Stock investors. This agreement provides that within 120 days following the initial closing on September 15, 2000, that the Company will use its best efforts to prepare and file a registration statement on Form S-3 (provided that at such time the Company is eligible to use S-3 and, if not, use its best efforts to prepare and file a registration statement on Form S-3 at such later date as the Company is so eligible).

                  While the securities were sold by the Company without an underwriter or cash commission, the Company has agreed to issue to an outside financial advisor warrants to purchase an aggregate of approximately 99,100 shares of common stock at an exercise price of $2.25 per share with a five year term in connection with this transaction.

                  All of these securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule 506 and appropriate legends were placed on the Series C Stock and Warrants and will be placed on the shares of common stock issuable upon conversion unless registered under the Act prior to issuance.

                  The Company incurred cash costs estimated at $35,000 in connection with the offering.

                  The descriptions of these transactions are qualified in their entirety by the full text of the agreements attached as exhibits to the Company's Form 8-K dated September 29, 2000.

         (d) None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
         (a) Exhibits:

                  27       Financial Data Schedule

         (b) Reports on Form 8-K:

                  The Company filed a Form 8-K on September 29, 2000 reporting one Item 5 Other Event.

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