Form 10QSB
period 2000-12-31
VALUESTAR CORP
filed 2001-02-14
CIK 895262

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

                  For quarterly period ended December 31, 2000

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

                360-22nd Street, #400, Oakland, California 94612
               (Address of principal executive offices) (Zip Code)

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

YES __X__    NO ____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                             15,674,990
-------------------------------                             ----------
          (Class)                              (Outstanding at January 31, 2001)

Transitional Small Business Disclosure Format (check one):  YES      NO   X
                                                                ---      ---

================================================================================


                                      VALUESTAR CORPORATION

                                              INDEX

                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited):

                  Consolidated Balance Sheets as of December 31, 2000 and

                  June 30, 2000                                                                           3

                  Consolidated Statements of Operations for the three and six
                  months ended December 31, 2000 and 1999                                                 4

                  Consolidated Statements of Cash Flows for the six
                  months ended December 31, 2000 and 1999                                                 5

                  Notes to Interim Consolidated Financial Statements                                      6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                        18
         Item 2. Changes in Securities                                                                    18
         Item 3. Defaults upon Senior Securities                                                          19
         Item 4. Submission of Matters to a Vote of Security Holders                                      19
         Item 5. Other Information                                                                        19
         Item 6. Exhibits and Reports on Form 8-K                                                         20



SIGNATURES                                                                                                20



                                                        VALUESTAR CORPORATION
                                                     CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)

                                                               ASSETS

                                                                                                  December 31,            June 30,
                                                                                                     2000                  2000
                                                                                                 ------------          ------------
CURRENT ASSETS
     Cash                                                                                        $    143,486          $  5,287,385
     Receivables                                                                                      283,652               454,233
     Inventory                                                                                          8,768                16,898
     Prepaid expenses                                                                                 530,513               416,573
                                                                                                 ------------          ------------

             Total current assets                                                                     966,419             6,175,089

PROPERTY AND EQUIPMENT                                                                              6,536,499             5,415,358

RESTRICTED CASH                                                                                       296,000               296,000

DEFERRED COSTS                                                                                           --                  23,949

OTHER ASSETS                                                                                           93,993                89,489
                                                                                                 ------------          ------------

             Total assets                                                                        $  7,892,911          $ 11,999,885
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                            $  1,713,232          $  1,665,030
     Accrued liabilities and other payables                                                         1,814,627             1,254,035
     Deferred revenues                                                                                504,277               137,520
     Current portion of capitalized leases                                                            301,950               285,458
     Current portion of long-term debt                                                                653,450               450,503
                                                                                                 ------------          ------------

             Total current liabilities                                                              4,987,536             3,792,546

CAPITAL LEASE OBLIGATIONS, net of current portion                                                     253,260               408,492
LONG-TERM DEBT, net of current portion                                                              1,099,051               853,997
                                                                                                 ------------          ------------

             Total liabilities                                                                      6,339,847             5,055,035
                                                                                                 ------------          ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
         500,000 shares designated Series A Convertible, with
           225,000 shares issued and outstanding                                                           56                    56
         800,000 shares designated Series B Convertible, with
           688,586 shares issued and outstanding                                                          172                   172
         1,333,333 shares designated Series C Convertible, with
           238,469 shares issued and outstanding at December 31, 2000                                      60                  --
     Common stock, $.00025 par value; 50,000,000 shares
         authorized, 15,674,990 and 15,587,543 shares issued
         and outstanding respectively                                                                   3,919                 3,897
     Additional paid-in capital                                                                    37,762,275            32,162,473
     Accumulated deficit                                                                          (36,213,418)          (25,221,748)
                                                                                                 ------------          ------------

             Total stockholders' equity                                                             1,553,064             6,944,850
                                                                                                 ------------          ------------

             Total liabilities and stockholders' equity                                          $  7,892,911          $ 11,999,885
                                                                                                 ============          ============


See accompanying notes to interim consolidated financial statements.


                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                  Three Months Ended                        Six Months Ended
                                                                      December 31,                           December 31,
                                                           --------------------------------        ---------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
REVENUES                                                   $    234,491        $    470,003        $    508,238        $  1,192,128
                                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES
     Buyer benefits                                              38,944              31,524             105,522              45,216
     Ratings and content                                        150,600             413,839             323,818             782,424
     Sales and marketing                                      1,615,218             849,325           4,087,621           2,048,113
     Product and content development                          1,782,725             907,611           4,108,630           1,181,480
     General and administrative                                 684,735             351,120           1,361,752             763,707
     Depreciation and amortization                              607,642              79,315           1,176,725             138,787
                                                           ------------        ------------        ------------        ------------

                                                              4,879,864           2,632,734          11,164,068           4,959,727
                                                           ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                         (4,645,373)         (2,162,731)        (10,655,830)         (3,767,599)
                                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
     Interest Income                                             31,509              18,410              75,236              25,334
     Interest expense                                           (99,243)           (753,715)           (192,123)           (933,850)
     Miscellaneous                                                 --                  --                   377                (800)
                                                           ------------        ------------        ------------        ------------

                                                                (67,734)           (735,305)           (116,510)           (909,316)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (4,713,107)       $ (2,898,036)       $(10,772,340)       $ (4,676,915)
                                                           ============        ============        ============        ============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS                                          $ (6,599,770)       $(11,593,283)       $(14,386,562)       $(13,404,039)
                                                           ============        ============        ============        ============

LOSS PER COMMON SHARE                                      $      (0.42)       $      (1.17)       $      (0.92)       $      (1.39)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                             15,674,990           9,910,757          15,650,644           9,642,447
                                                           ============        ============        ============        ============

See accompanying notes to interim consolidated financial statements.


                                                        VALUESTAR CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                           Six Months Ended
                                                                                                              December 31,
                                                                                                     2000                  1999
                                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                    $(10,772,340)         $ (4,676,915)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation                                                                           1,176,231               124,959
             Amortization of intangible assets                                                            494                13,828
             Amortization of bond discount                                                             19,905               706,887
             Change in allowance for doubtful accounts                                                 (4,606)              (10,826)
             Accrued interest included in long-term debt                                                 --                  12,224
             Options issued for services                                                                 --                  75,833
             Gain on disposal of assets                                                                (1,898)                 --
         Changes in:
             Receivables                                                                              175,187                91,273
             Inventory                                                                                  8,130                 2,026
             Prepaid expenses                                                                        (113,940)              (12,992)
             Deferred costs                                                                            23,949               (44,967)
             Other assets                                                                              (4,998)              (50,744)
             Accounts payable                                                                          48,202               129,394
             Accrued liabilities and other payables                                                   560,592                88,035
             Deferred revenues                                                                        366,757                 1,325
                                                                                                 ------------          ------------
                Net cash used by operating activities                                              (8,518,335)           (3,550,660)
                                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions, net of dispositions                                      (2,295,474)             (451,684)
                                                                                                 ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                                                          5,330,553             9,935,247
     Proceeds from sale of common stock                                                                50,001             1,170,280
     Proceeds from debt                                                                               732,796               250,000
     Payments on capital leases                                                                      (138,740)              (15,057)
     Payments on debt                                                                                (304,700)              (28,698)
                                                                                                 ------------          ------------
                Net cash provided by financing activities                                           5,669,910            11,311,772
                                                                                                 ------------          ------------

NET INCREASE (DECREASE) IN CASH                                                                    (5,143,899)            7,309,428
CASH, beginning of period                                                                           5,287,385               270,149
                                                                                                 ------------          ------------

CASH, end of period                                                                              $    143,486          $  7,579,577
                                                                                                 ============          ============

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                                                $    172,217          $    214,739
     Non-cash investing and financing activities:
         Accrued dividends on Series A Preferred Stock                                                 96,260                77,877
         Accrued dividends on Series C Preferred Stock                                                123,070                  --
         Warrants issued in connection with Series B preferred stock                                     --                 400,000
         Equipment acquired under capital leases                                                         --                  69,000
         8% Secured Notes converted to Series B Stock                                                    --               1,000,000
         Shareholder advances converted to Series B Stock                                                --                 250,000
         12% notes converted upon warrant exercise                                                       --                 609,375
         6% Convertible Notes and interest converted to equity                                           --                 546,274


See accompanying notes to interim consolidated financial statements

                                                             5

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

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

The Company's revenues have been primarily from rating and certification services. Rating services consist primarily of a survey of a business' customers, verification of credential information and the delivery of ratings reports. Services associated with certification include an orientation and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

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

Due to the change in the Company's program, the Company will recognize commission revenues as reported and earned. Because of the changes in the program and method of generating revenue, commencing July 1, 2000 the Company began recognizing fixed rating and certification fees on a straight-line basis over the term of a participating business license, generally one year. Costs of benefits provided to buyers are recognized as provided, with accruals for any future benefit obligations.

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

2. STATEMENT PRESENTATION AND CHANGE IN ACCOUNTING PRINCIPLES

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

During the second fiscal quarter, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued convertible preferred stock. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in each financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the terms of the instrument to the fair value of the issuer's common stock at the commitment date. The Company has presented the effect of adoption as a cumulative change in

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                December 31, 2000

2. STATEMENT PRESENTATION (Cont'd)

accounting principles as allowed for in EITF No. 00-27. Accordingly, the Company has recognized an additional $1,715,000 in imputed deemed dividends based on a discount at issuance of previously issued convertible preferred stock. See Note 9 below.

The Company has experienced recurring losses and the use of cash from operations. A substantial portion of the losses is attributable to research and development of the Company's transaction system, and marketing and promotion costs associated with increasing consumers' awareness of the meaning of ValueStar; marketing to businesses the advantages of becoming ValueStar members; and discounting certain fees to encourage businesses to become ValueStar members.

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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

4. INVENTORY

Inventory consists of promotional materials for sale to ValueStar member businesses and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

5. LONG-TERM DEBT
Long-term debt at December 31, 2000 consists of the following:
15%  Equipment  Note due in monthly  installments  of principal  and interest of
$39,023  through March 2003,  with a balloon payment of $191,810 due on April 1,
2003; secured by equipment; net of unamortized note discount of  $86,250                          $   939,516

15%  Equipment  Note due in monthly  installments  of principal  and interest of
$22,363 through July 2003, with a balloon payment of $109,919 due on
September 1, 2003; secured by equipment                                                               646,027

15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $5,500 to
maturity in June 2002; secured by equipment and software                                               45,144

12% Notes;  interest is paid monthly,  with a balloon payment due in March 2001;
net of unamortized note discount of $114; unsecured; $50,000 of the
notes is due a relative of a stockholder and director                                                  68,750

15% Equipment Note due to a company affiliated with a stockholder and director; due in monthly installments of principal and interest of $2,022 to
maturity in August 2003; secured by equipment and software                                             53,064
                                                                                                 ------------
                                                                                                    1,752,501
Less current portion                                                                                  653,450
                                                                                                 ------------
                                                                                                   $1,099,051
                                                                                                 ============

6. STOCKHOLDERS' EQUITY

The following table summarizes equity  transactions  during the six months ended
December 31, 2000:


                                          Preferred Stock            Common Stock         Additional
                                          ---------------            ------------          Paid-In      Accumulated
                                          Shares    Amount        Shares       Amount      Capital         Deficit         Total
                                          ------    ------        ------       ------      -------         -------         -----
Balance July 1, 2000                     913,586   $   228     15,587,543   $   3,897   $ 32,162,473   $(25,221,748)   $  6,944,850
Issuance of Series C Convertible
  Preferred Stock, net of issuance
  costs of $35,000                       238,469        60           --          --        5,330,493           --         5,330,553
Accrued 8% dividends on Series A
  and Series C Preferred Stock              --        --             --          --          219,330       (219,330)           --
Stock issued on exercise of options         --        --           87,447          22         49,979                         50,001
Net loss                                    --        --             --          --             --      (10,772,340)    (10,772,340)
                                      ----------   -------   ------------   ---------   ------------   ------------    ------------
Balance December 31, 2000              1,152,055   $   288     15,674,990   $   3,919   $ 37,762,275   $(36,213,418)   $  1,553,064
                                      ==========   =======   ============   =========   ============   ============    ============


                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

6. STOCKHOLDERS' EQUITY (Cont'd)

During the first six months of fiscal 2001 the Company issued 238,469 shares of Series C Convertible Preferred Stock, par value $.00025 ("Series C Stock") for cash of $22.50 per share. Cumulative dividends of 8% per annum are payable when and if declared by the Board of Directors or upon liquidation or conversion. The dollar amount of Series C Stock is convertible into shares of common stock at a conversion price equal to $2.25 per common share, and are automatically converted on the occurrence of certain events. The Series C Stock has certain antidilution and registration rights, has a liquidation preference, after payment of the preferential amount for the Series A and Series B preferred stock, of $22.50 per share plus accrued and unpaid dividends. The Series C Stock has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 200,000 shares of Series C Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

In connection with the sale of the Series C Stock, the Company granted the purchasers warrants exercisable at $2.25 per share into an aggregate of 1,192,345 shares of common stock (" C-Warrants"). These C-Warrants have a three year term and are callable by the Company if the common stock price exceeds $6.00 per share, subject to certain additional conditions.

The Company has agreed to issue to an outside financial advisor warrants to purchase an aggregate of approximately 102,937 shares of common stock at an exercise price of $2.25 per share with a five year term in connection with the sale of the Series C Stock.

At December 31, 2000 the Company's Series A, B and C convertible preferred stock were convertible into approximately 10.6 million shares of common stock.

Subsequent to December 31, 2000, on January 4, 2001, the Company authorized the issuance of up to 500,000 shares of Series CC Convertible Preferred Stock, par value $.00025 ("Series CC Stock") for $45.00 per share payable in cash, by cancellation of debt, by agreement to perform services or in exchange for two shares of Series C Stock for each share of Series CC Stock. The dollar amount of Series CC Stock is convertible into shares of common stock at a conversion price equal to $0.75 per common share, and are automatically converted on the occurrence of certain events. Purchasers of Series CC Stock are granted a warrant to purchase 30 shares of common stock exercisable at $0.75 per share ("CC-Warrant") for each share of Series CC Stock. Those persons exchanging Series C Stock must surrender the related C-Warrant in exchange for Series CC Stock and the CC-Warrant.

Through the date of this report the Company had sold 64,922 additional shares of Series CC Stock and issued CC-Warrants on 1,947,660 common shares for cash proceeds of $1,421,320 and had exchanged 76,092 shares of Series CC Stock and issued CC-Warrants on 2,282,760 common shares for 152,187 shares of Series C Stock and related C-Warrants. An aggregate of 108,772 shares of Series CC Stock and related CC-Warrants sold and/or exchanged were issued to entities affiliated with directors of the Company.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

7. STOCK OPTIONS AND WARRANTS

The following table summarizes option activity for the period ended December 31, 2000:

                                                                         Weighted Average          Weighted
                                                     Shares               Exercise Price         Average Life
                                                     ------               --------------         ------------
Outstanding July 1, 2000                           2,233,938                  $4.19                   3.75
Granted                                              901,000                  $3.49
Canceled                                            (538,812)                 $6.82
Exercised                                            (90,001)                 $0.64
Expired                                               (5,000)                 $0.50
                                                     -------
Outstanding December 31, 2000                      2,501,125                  $3.55                   3.80
                                                   =========
Exercisable at December 31, 2000                     986,594                  $2.69                   3.12
                                                     =======


At December 31, 2000 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

                           Number                    Exercise Price             Expiration Date
                           ------                    --------------             ---------------
                              25,000                      $1.25                 March 2001
                             187,500 (1)                  $1.25                 September 2002
                              20,000 (1)                  $1.25                 December 2002
                              66,300 (2)                  $5.85                 March 2003
                              64,713 (2)                  $5.85                 April 2003
                              30,000                      $5.85                 April 2005
                              50,000                     $10.00                 April 2003
                              12,500 (3)                  $2.00                 April 2003
                              50,000                      $1.75                 May 2003
                           1,192,345 (4)                  $2.25                 September 2003
                             350,000 (1)                  $1.00                 December 2003
                             152,728 (1)                  $1.375                March 2004
                              30,000 (1)                  $1.50                 March 2004
                              75,000                      $2.50                 December 2004
                              25,852 (5)                  $5.42                 April 2005
                        ----------------
                           2,331,938

(1)      These warrants are callable at a stock price of $5.00 per share subject to certain conditions.
(2)      These warrants are callable at a stock price of $5.00 per share subject to certain conditions.
(3)      These warrants are callable at a stock price of $4.50 per share subject to certain conditions.
(4)      These warrants are callable at a stock price of $6.00 per share subject to certain conditions.
         These C-Warrants may be exchanged for CC-Warrants as described in Note 6 above.
(5)      These warrants have certain antidilution adjustments subject to certain conditions.


8. INCOME TAXES

At December 31, 2000 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $26.5 million which expire through 2020 of which certain amounts are subject to limitations under the Internal Revenue Code, as amended. The Company has for state income tax purposes net operating loss carryforwards of approximately $13 million which expire through 2005 of which certain amounts are subject to limitations under the laws of California.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                December 31, 2000

9. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and preferred stock, which are exercisable into approximately 15.4 million shares of common stock at December 31, 2000 could potentially dilute earnings per share in future periods.

The  provisions  of the Series A and Series C Stock  provide for  cumulative  8%
dividends and provide, upon conversion,  a similar accretion whether or not such dividends have been declared by the Board of Directors.  These amounts  increase the net loss available to common  stockholders.  Net loss attributable to common stockholders  was also  increased by imputed  deemed  dividends  from a discount provision  included  in the  Series C Stock,  which  provided  for an  effective conversion  price,  after  allocating a fair value of the proceeds to detachable warrants,  less  than the  market  price on the date of  issuance.  The  imputed non-cash  dividends are not a contractual  obligation on the part of the Company to pay such dividend.  Net loss available to common  stockholders is computed as follows:

                                                                  Three Months Ended             Six Months Ended
                                                                       December 31,                   December 31,
                                                                   2000          1999            2000            1999
                                                                   ----          ----            ----            ----
Net loss                                                    $(4,713,107)     $(2,898,036)     $(10,772,340)   $(4,676,915)
Imputed deemed dividend on Series C Stock based on
  discount at issuance                                          (17,013)           -            (1,679,892)         -
Imputed deemed dividend on Series B Stock based on
  discount at issuance                                            -           (8,650,247)            -         (8,650,247
Accrued dividends on Series A and Series C Stock               (154,650)         (45,000)         (219,330)       (77,877)
                                                            -----------       -----------     ------------    -----------
Net loss available to common stockholders before
  cumulative effect of a change in accounting principles    $(4,884,770)    $(11,593,283)     $(12,671,562)  $(13,404,039)
Cumulative effect of a change in accounting
  principles (note 2)                                        (1,715,000)           -            (1,715,000)          -
                                                             ----------- ---------------        --------------------------
Net loss available to common stockholders                   $(6,599,770)    $(11,593,283)     $(14,386,562)  $(13,404,039)
                                                            ============    =============     =============  =============

10. SUBSEQUENT EVENT

Subsequent to December 31, 2000 the Company authorized and sold Series CC Stock as described in Note 6. Purchasers included First Data Merchant Services Corporation (FDMS), a subsidiary of First Data Corporation ("FDC"). On January 16, 2001 FDMS made a strategic investment of $2 million consisting of $0.5 million in cash and $1.5 million in a binding and irrevocable agreement to build and maintain a transaction engine on behalf of ValueStar. At December 31, 2000 FDMS had invested $750,000 into this transaction engine and this amount has been capitalized and is reflected in Accrued Liabilities on the balance sheet. Once completed, this asset will be depreciated over the life of the contract through September 2005. The Company has two existing strategic agreements with subsidiaries of FDC. The Company has also entered into an additional investment and marketing Agreement with FDMS providing: (a) an option to FDMS or affiliates to purchase for cash up to $8 million of additional Series CC Stock and related warrants until March 31, 2001, (b) certain marketing exclusivity wherein the Company will not sign certain marketing agreements with non-FDMS and affiliate customer banks for six months, and (c) so long as FDC owns 50% of the securities purchased, FDMS shall have the right to designate a nominee to be elected to the Company's board of directors.

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

Capitalizing on our expertise in customer satisfaction research and ratings, we have been developing a new program consisting of (a) developing proprietary content and ratings on a large number of service providers in the United States, and (b) developing an Internet-based system that generates commissions from transactions driven by the content. The content includes credential information such as licensing, insurance, legal and finance, company profiles and related information. During fiscal year 2000 we expended significant resources (approximately $5.8 million) to generate database information and develop computer and related systems for this new program. During the first six months of fiscal 2001 we expended approximately $4.1 million towards these activities. The goal of our new program is to position ValueStar as the dominant rating system for local service providers and operate a commission based system to match buyers and sellers of local services. Our services are free to consumers.

Our plan is to have the systems to monitor, record and collect on a transaction basis during the first quarter of calendar year 2001 (third fiscal quarter of 2001). However, we have experienced delays in the past and unknown technical issues and barriers could arise that could further delay implementation or preclude us from executing this plan. In such an event we may be required to revert to a fixed fee basis. Due to the change in our program and until we can recognize sufficient commission revenues we expect comparative revenues in current periods to be less than prior periods.

In addition to creating proprietary content on America's service companies, we are also developing strategic relationships to provide data and to increase the distribution of ValueStar's branded ratings:

o In January 2000 we entered into a strategic data agreement with Experian, a provider of global information solutions. This alliance provides financial and legal status on local service businesses as a part of our content development. We provide Experian with the results of our branded proprietary research on local service businesses for distribution to their clients.

o In April 2000 we entered into an alliance with Netcentives to manage our ValueStar Rating Points award program. As a part of this relationship, we expect the four million consumer members of Netcentives shopping network, ClickRewards(TM), will become trial ValueStar members for opt-in activation.

o Commencing in May 2000 we began to form distribution partnerships with Internet portals and service referral companies to broadly distribute our ratings. Our roster of distribution partners includes home service portal Ourhouse.com, technology provider NextDoor Networks; and other vertical portals such as eAttorney.com and rentals.com.

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

o In November 2000 we announced two strategic and marketing alliance agreements with global electronic commerce and payments leader First Data Corp. First Data is marketing the ValueStar Customer-Rated program to merchants through participating clients, while marketing cardholder benefits through participating issuer clients. First Data has also agreed to develop and operate a matching system to match transactions between registered buyers and licensed ValueStar rated service businesses.

o In January 2001 we entered into a ratings distribution agreement with BellSouth RealPages.com. ValueStar expects to be a primary third-party content partner for RealPages.com to supplement service business listings.

We have a four-person business development team to develop other alliances and relationships to expand our content, add highly rated service providers, extend our brand and distribute our ratings to consumers and other buyers of local services.

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

At December 31, 2000 we had approximately 7,260 licensed service businesses compared to approximately 1,755 at December 31, 1999. We expect these businesses and new businesses being enrolled to produce commission revenue in future periods. In our new business model our business will be predicated on creating and maintaining a growing number of registered buyers and sellers transacting commerce in local services. In the future we expect a majority of our revenues to be derived from commissions from transactions between registered buyers and sellers of local services. Renewals of businesses from year to year will still impact future operations as we expend funds on enrolling new businesses in our licensing program.

During the first six months of fiscal 2001 we incurred product, system and database development costs consisting of (a) capturing and verifying new credential data on a large number of service companies in the United States (our proprietary content), (b) testing systems to store, monitor and update this content, (c) developing and testing systems to register buyers and (d) developing and testing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. We expect these product, system and content development costs to reduce in the third quarter as we expect to begin operating our new commission program.

Our staffing has varied significantly during the last year as we have developed new content and systems. We have in the past and expect to continue to use outside contractors for certain services. We reduced our staffing from 140 in December 2000 to approximately 85 at the date of this report in connection with the substantial completion of the development activities listed above. This has reduced monthly operating costs as we streamline operations to focus our resources on our First Data strategic relationship. After our content databases are developed, we will incur costs to maintain and update the data on an ongoing basis. Exact amounts and timing of these expenditures and costs are subject to a variety of factors and are not currently determinable by management.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

During the first quarter we refined our measurement criteria for ValueStar Verified or ValueStar Top-Rated businesses listed on our Web site. At January 31, 2001 we listed approximately 720,000 ValueStar Verified or ValueStar Top-Rated businesses and had licensed approximately 7,300 of these businesses as members in either our commission program or our fixed-fee license program.

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

In late fiscal 2001 we expect a growing amount of revenues to be derived from commissions from transactions between registered buyers and sellers of local services. In certain industries where collection of commissions is not allowed and in other instances we expect to obtain a fixed annual license fee. We may provide payment terms and discounts from time to time. We have also changed our program offering by providing a package of buyer benefits applicable for the term of the business license.

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

Results of Operations

Revenues. Revenues consist of rating and certification fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $508,238 for the six months ended December 31, 2000 compared to $1,192,128 for the first six months of the prior fiscal year. The decrease in revenues is due to the commencement in July 2000 of recognizing fixed fee revenues on a straight-line basis over the term of the annual license corresponding to the term we expect to provide benefits to buyers transacting with a business. This change is due to the change in our product offering and the change in benefits to be supplied to consumers. If the Company had recognized revenues in the prior year's first six months using the current fiscal year method, we would have reported total revenues of approximately $525,000. During the first six months of the current fiscal year, certification fees accounted for 44% of revenue, compared to 79% for the prior year period. Revenues for the three months ended December 31, 2000 were $234,491 comparable to the $470,003 reported in the comparable prior period. In fiscal 2001 we are earning fixed new and renewal certification fees from only one market with seven markets converted to the commission program.

We reported approximately $85,000 of revenue from premium listings in our ValueStar Report and on our Web site, a decrease of $19,000 from the $104,000 reported in the first six months of the prior year. The decrease results from a shift in focus from licensing merchants on a fixed fee basis to licensing merchants into our commission based systems. We expect ValueStar Report revenues and Web site revenues may increase in future periods when we have an active transaction-based relationship with sellers.

Our revenues can vary from quarter to quarter due to (a) management's decision on the mix of sales effort between enrolling local service providers into commission based vs. fixed fee programs, (b) the impact of distributing the semi-annual ValueStar Report to buyers, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of licensees up for renewal, (g) renewal rates, (h) pricing policies, (i) timing of completion of ratings, and (j) other factors, many of which are beyond our control. The timing of implementation of our commission based processing will materially impact future revenues. There can be no assurance we can successfully implement this program as scheduled in the third fiscal quarter of 2001. Unknown technical or business issues and barriers could arise that could delay implementation or preclude us from executing our commission program. In such an event we may be required to revert to a fixed fee basis.

Buyer Benefits. Buyer benefits consist of direct product costs for materials and information provided to buyers, customer service costs for buyers, and in future periods the costs of loyalty points and customer satisfaction guarantees. These costs of $105,522 represented 21% of sales during the six months ended December 31, 2000. This is an increase from $45,216 or 4% of revenues for the prior year comparable period, although the percentage is not directly comparable due to the change in revenue reporting outlined above. Buyer customer service costs were $74,500. This department did not exist in the prior period.

Ratings and Content. Ratings and content costs consist primarily of the costs of rating service sellers, ongoing content and technology costs associated with maintaining our databases and supporting our operations. In future quarters we expect to incur certain transaction and matching fees with third parties. Rating and content costs were $323,818, or 64% of revenues, for the six month period ended December 31, 2000, compared to $782,424 and 66% of revenues for the prior comparable period. The decrease is due primarily to a reduction in fixed fee ratings and conversion to the new program, still under development. Ratings costs totaled $150,600 for the three months ended December 31, 2000 or 65% of revenues compared to $413,839 and 88% of revenues for the second quarter of the prior fiscal year.

Selling and Marketing Costs. Selling and marketing costs consist primarily of personnel costs for outside sales consultants interacting with licensed sellers, an inside customer service team for licensed sellers, direct marketing costs including lead generation, telemarketing costs, costs associated with the ValueStar Report and marketing, advertising and promotion expense. Sales and marketing costs for the six months ended December 31, 2000, were $4,087,621, compared to $2,048,113 for the first six months of the prior year. Sales and marketing costs totaled $1,615,218 for the second fiscal quarter of the current year, an increase over the $849,325 reported for the prior years second quarter.

Sales related expenses totaled $1,629,587 compared to $1,268,693 for the prior year's comparable six-month period. The large increase is due to the commencement in December 1999 of enrolling local service providers into our commission based program described earlier. Selling costs totaled $680,062 for the three months ended December 31, 2000 compared to $619,973 for the second quarter of the prior year. We expect selling costs will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, level and percentage of fixed selling costs, the number of new market regions opened, the mix of sales between fixed fee certifications and commission based certifications and other factors, some beyond our control.

Marketing and promotion expenses related expenses aggregated $2,458,033 during the first six months of fiscal 2001, compared to $779,420 for the prior period. During the period, we expended $278,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $316,000 was employed in the prior year's comparable period. Printing and distribution costs for the ValueStar Report increased by $26,000 as we printed and distributed more copies with additional pages. During the six month period, we expended $363,000 on promotions compared to $131,000 for the prior year's comparable period with the increase due to a significant increase in the number of promotions in the period. We spent approximately $370,000 on agency fees and market research in the current six-month period with no comparable expenses in the prior comparable quarter. Expenses related to wages and consultants in marketing were $1,248,000 in the current six months compared to $138,000 in the prior year's six month period with the large increase due to the hiring of executives and increased staff in the marketing, product development and business development departments. Marketing costs totaled $935,156 for the three months ended December 31, 2000 compared to $229,352 for the second quarter of the prior year.

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

Product and Content Development Costs. Product and content development costs consist primarily of expenses associated with the design, development and testing of our expanded Internet initiative using existing and new content. These costs include development of our website and the associated back office solutions, developing our new proprietary ratings content for our website and wages in our technology department associated with new product and content development. During the six months ended December 31, 2000 we expended $4,108,630 on new program development. This compares to $1,181,480 during the same period last year. The major component of product development costs were compensation and related costs of $2,530,000, partner and alliance implementation costs of $400,000 and expenses related to the gathering of new content of $173,000. During the first six months of fiscal 2001 we allocated $925,000 of general and administrative costs to product and content development to reflect the percentage of product and content development expenses relative to overall expenses.

We have capitalized an additional $739,000 of product and content development costs as website development and software that are specifically related to internal software development. The Company capitalized $1,001,000 in the prior fiscal year. The Company will begin depreciation of this asset upon commencement of tracking transactions between rating partners and local service providers over a period not to exceed three years.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,361,752 for the six months ended December 31, 2000, compared to $763,707 for the prior year comparable period, an increase of $548,045. The major increases include a $740,000 increase in compensation and benefits due primarily to the increased number of executive, administrative and finance personnel added in connection with an expansion of the employee base; a $75,000 increase in travel and entertainment costs, a $446,000 increase in occupancy and telephone costs due to additional personnel and expanded office facilities and a $99,000 increase in legal and accounting expense due to expanded operations and a $27,000 increase in reserve for doubtful accounts due to conversion of markets outside of San Francisco to our commission based program. General and administrative costs in the second quarter were $684,735, an increase from $351,120 for the second quarter of the prior year. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

Depreciation and Amortization. Depreciation and amortization expenses were $1,176,725 for the six months ended December 31, 2000, compared to $138,787 for the prior year period. The large increase is due to the acquisition of technology equipment and software infrastructure to support an expanded employee base and our new program, our web site and various internal databases.

Interest and Other Expenses. We incurred interest expense for the six months ended December 31, 2000 of $192,123 that included $19,905 of non-cash amortization of bond discount. Interest for the prior comparable period was $933,850, of which $706,887 was non-cash amortization of bond discount. The decrease is due to conversion of senior and subordinated debt into equity in the prior fiscal year. The Company generated interest income of $75,236 in the first six months of fiscal 2001 compared to $25,334 in the comparable prior period.

Net Loss. We had a net loss of $10,772,340 for the six months ended December 31, 2000, compared to a loss of $4,676,915 for the six months ended December 31, 1999. Our increased loss is attributable to (a) increased selling and marketing costs incurred related to enrolling larger numbers of service businesses in anticipation of launching our commission program, (b) product and content development costs associated with developing our commission based program, and
(c) increased general and administrative costs associated with additional management and support for expanded operations. We anticipate we will continue to experience operating losses until we achieve a combination of a fully functional commission program and a critical mass of buying and selling members. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we build a working commission program and that we obtain a sufficient base of buying and selling members to support our operating and corporate costs. There can be no assurance we can successfully build a transaction program, sustain sufficient buyer and seller member rates or achieve a profitable base of operations.

The net loss available to common stockholders includes an increase in the net loss for the six months ended December 31, 2000 due to the beneficial conversion feature of the Series C preferred stock issued during the period. Net loss was increased by $1,679,892 for this one-time non-cash imputed charge and increased by $219,330 for non-cash accrued dividends on Series A and Series C preferred stock. In addition, in the second quarter the Company recognized an additional $1,715,000 in imputed deemed dividends based on a discount at issuance of previously issued Series C preferred stock due to a change in accounting principle related to the fair value of warrants as more fully described in Note 2 to the interim statements above. These non-cash imputed amounts had no effect on our financial position.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $9,268,335 for the six months ending December 31, 2000. At December 31, 2000, we had a working capital deficit of $3,271,117, including $653,450 representing the current portion of long-term debt and $301,950 representing the current portion of capitalized leases. For the six months ended December 31, 2000, our negative cash flow from operating activities was due primarily to our continued operating losses, selling costs associated with enrolling local service companies into our commission based program with no immediate revenue, product and content development costs and addition of new executive management. At December 31, 2000, our net accounts receivables were $283,652, representing approximately 100 days of revenues and an annualized turnover ratio of approximately 3.7 times.

This compares unfavorably to approximately 50 days of revenues and turnover of approximately 7.2 times at December 31, 1999. The significant change is due to the change in the way we recognize revenues. The Company bills fixed fees in full at the time the contract starts and extends terms throughout the contract period. As fixed fee revenue recognition builds over the course of the next twelve months, we expect ratios should return to past levels. Please see our discussion of the change in revenue recognition practices under the section Revenue and Cost Recognition above for further information on this. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide licensees. At December 31, 2000, we have not experienced any significant accounts receivable recoverability problems. Due to our conversion of markets outside of the San Francisco Bay Area from a fixed fee to a commission-based program, we have increased our reserve for doubtful accounts.

We have financed our operations primarily through the sale of equity and debt financing. In August 2000 we drew down the balance of $732,796 from a commitment for $2,000,000 in equipment financing obtained in the prior fiscal year. Also during the six months ended December 31, 2000, we obtained $5,380,554 from the sale of common and preferred stock. We have no commitments for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times cancelled debt for equity on terms of new forms of financing. There can be no assurance that shareholders or directors or others will provide us with any future financing.

Other than cash on hand of $143,486 at December 31, 2000, net accounts receivable of $283,652 and subsequent sales of preferred stock, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

Subsequent to December 31, 2000 the Company issued 28,336 shares of Series CC Stock, for cash of $1,275,000 and an additional 33,333 shares of Series CC Stock for $1,500,000 paid in kind services. We expect that we will require a minimum of $8 million of additional capital to finance operations during the next twelve months. This estimate is based on the second fiscal 2001 quarter level of operations as subsequently reduced by management, anticipated revenues, anticipated launch of our commission program and budgeted product development and operating costs. To expand the enrollment of new member buyers and sellers or to launch new products or services, we may require further additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures, product and content development and general operations. We may also have to curtail the number of market regions in which we operate or revert to some form of fixed fee program. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include exercise of warrants and options, loans from existing shareholders or other debt financing or additional equity offerings.

Tax Loss Carryforwards

As of June 30, 2000, we had approximately $26.5 million of federal tax loss carryforwards and $13 million in California tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes.

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

         (a) See  description of Series preferred stock in (c) below.

         (b) See description of Series C preferred stock in (c) below.

         (c) The following is a description of equity securities sold by the Company during the second fiscal quarter ended December 31, 2000 that were not registered under the Securities Act:

                  In November 2000, we sold an aggregate of 4,780 shares of Series C Convertible Preferred Stock, par value $0.00025 ("Series C Stock"), at $22.50 per preferred share (each share of which is initially convertible into ten shares of common stock). This sale was made in a private offering. A total of 1,333,333 shares of preferred stock have been authorized and designated by the Company as Series C Stock and 233,689 shares of Series C Stock were previously sold in the first fiscal quarter

                  In connection with the sale in the second quarter, the Company issued to the purchasers warrants exercisable at $2.25 per share into an aggregate of 23,900 shares of common stock ("Warrants"). These Warrants have a three year term and are callable by the Company if the stock price exceeds $6.00 per share, subject to certain additional conditions.

                  The aggregate gross proceeds from the sale of the Series C Stock in the second quarter were $107,550.

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

                  While the securities were sold by the Company without an underwriter or cash commission, the Company has agreed to issue to an outside financial advisor warrants to purchase an aggregate of 8% of the underlying shares of common stock.

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

         (d) None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's fiscal 2000 Annual Meeting of Stockholders held on November 30, 2000 the following members, constituting all of the members, were elected to the Board of Directors: James Stein, James A. Barnes, Fritz T. Beesemyer, Josh M. Felser, J. Mitchell Hull, Jeffrey J. Holland and Steven A. Ledger.


The  following  proposals  were  approved  at the  Company's  Annual  Meeting of
Stockholders:

         1. Election of Directors:
                a. By Common Stockholders:
                                    Affirmative Votes       Negative Votes             Votes Withheld
                                    -----------------       --------------             --------------
                  James Stein          12,808,607                 100                         8,830
                  James A. Barnes      12,808,607                 100                         8,830
                  Jeffrey J. Holland   12,808,607               6,100                         8,830

                b. By Series A Stockholders:
                                    Affirmative Votes       Negative Votes             Votes Withheld
                                    -----------------       --------------             --------------
                  Fritz T. Beesemyer      908,622                  -0-                           -0-

                c. By Series B Stockholders:
                                    Affirmative Votes       Negative Votes             Votes Withheld
                                    -----------------       --------------             --------------
                  Fritz T. Beesemyer    6,081,360             285,720                            -0-
                  Joshua M. Felser      6,367,080                  -0-                           -0-

                c. By Series C Stockholders:
                                    Affirmative Votes       Negative Votes             Votes Withheld
                                    -----------------       --------------             --------------
                  J. Mitchell Hull      1,650,253                  -0-                           -0-

         2. Authorization to approve adoption of the Company's 2000 Equity Incentive Plan adopted by the board of directors on July 21, 2000 reserving an aggregate of 2,500,000 of common stock for issuance under the 2000 Plan.

                  Affirmative Votes         Negative Votes        Votes Withheld
                  -----------------         --------------        --------------
                      15,995,779                194,683               86,887

         3. Authorization to ratify the selection of Moss Adams LLP as independent auditors for the Company for fiscal year ending June 30, 2001.

                  Affirmative Votes         Negative Votes        Votes Withheld
                  -----------------         --------------        --------------
                      21,716,425                  3,380               23,727

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K
         (a) Exhibits:

                  10.27 Strategic Development, Marketing and Services Agreement between the Company's subsidiary and First Data Merchant Services Corporation dated September 29, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2]

                  10.28 Strategic Development and Marketing Agreement between the Company's subsidiary and First Data Resources Inc. dated November 1, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2]

                  27       Financial Data Schedule

         (b) Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VALUESTAR CORPORATION

Date: February 14, 2001     By:  /s/ JAMES A. BARNES
                                 --------------------
                                 James A. Barnes
                                 Secretary and Treasurer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the Registrant)