Form 10QSB
period 2001-03-31
VALUESTAR CORP
filed 2001-05-15
CIK 895262

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

                    For quarterly period ended March 31, 2001

                         Commission File Number 0-22619

                              VALUESTAR CORPORATION
        (Exact name of small business issuer as specified in its charter)

                  Colorado                               84-1202005
                  --------                               ----------
         (State or other jurisdiction of          (I.R.S. Empl. Ident. No.)
         incorporation or organization)

         360-22nd Street,  #400, Oakland, California            94612
         -------------------------------------------            -----
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
YES   X    NO
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.00025 par value                              16,022,219
-------------------------------                              ----------
           (Class)                                 (Outstanding at May 15, 2001)

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                               ---    ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                             VALUESTAR CORPORATION
                                                     INDEX

                                                                                                       Page
PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited):

                  Consolidated Balance Sheets as of March 31, 2001 and
                  June 30, 2000                                                                           3

                  Consolidated Statements of Operations for the three and nine
                  months ended March 31, 2001 and 2000                                                    4

                  Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 2001 and 2000                                                    5

                  Notes to Interim Consolidated Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation
12

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

                                                        2

                                             VALUESTAR CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)

                                                    ASSETS

                                                                                  March 31,              June 30,
                                                                                    2001                   2000
                                                                            ----------------------    ----------------
CURRENT ASSETS
     Cash                                                                             $    11,566        $  5,287,385
     Receivables                                                                          149,107             454,233
     Inventory                                                                              4,517              16,898
     Prepaid expenses                                                                   1,119,155             416,573
                                                                            ----------------------    ----------------

            Total current assets                                                        1,284,345           6,175,089

PROPERTY AND EQUIPMENT                                                                  6,214,604           5,415,358

RESTRICTED CASH                                                                           296,000             296,000

DEFERRED COSTS                                                                                  -              23,949

OTHER ASSETS                                                                               88,747              89,489
                                                                            ----------------------    ----------------

            Total assets                                                              $ 7,883,696        $ 11,999,885
                                                                            ======================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                 $ 1,808,372        $  1,665,030
     Accrued liabilities and other payables                                               830,126           1,254,035
     Demand notes payable                                                                  68,750                   -
     Bridge note advances                                                               1,180,000                   -
     Deferred revenues                                                                    400,812             137,520
     Current portion of capitalized leases                                                305,268             285,458
     Current portion of long-term debt                                                    590,313             450,503
                                                                            ----------------------    ----------------

            Total current liabilities                                                   5,183,641           3,792,546

CAPITAL LEASE OBLIGATIONS, net of current portion                                         177,613             408,492
LONG-TERM DEBT, net of current portion                                                    960,776             853,997
                                                                            ----------------------    ----------------

            Total liabilities                                                           6,322,030           5,055,035
                                                                            ----------------------    ----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.00025 par value; 5,000,000 shares authorized:
         500,000 shares designated Series A Convertible, with
           225,000 shares issued and outstanding                                               56                  56
         800,000 shares designated Series B Convertible, with
           688,586 shares issued and outstanding                                              172                 172
         1,333,333 shares designated Series C Convertible, with
           0 shares issued and outstanding at March 31, 2001                                    -                   -
         500,000 shares designated Series CC Convertible, with
           192,739 amd 0 shares issued and outstanding respectively                            48                   -
     Common stock, $.00025 par value; 50,000,000 shares
         authorized, 15,674,990 and 15,587,543 shares issued
         and outstanding respectively                                                       3,919               3,897
     Additional paid-in capital                                                        41,170,068          32,162,473
     Accumulated deficit                                                              (39,612,597)        (25,221,748)
                                                                            ----------------------    ----------------

            Total stockholders' equity                                                  1,561,666           6,944,850
                                                                            ----------------------    ----------------

            Total liabilities and stockholders' equity                                $ 7,883,696        $ 11,999,885
                                                                            ======================    ================

See accompanying notes to interim consolidated financial statements.

                                             VALUESTAR CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                               Three Months Ended               Nine Months Ended
                                                                    March 31,                       March 31,
                                                             2001             2000             2001              2000
                                                         --------------   --------------  ---------------    --------------

REVENUES                                                  $    257,198     $    478,750    $     765,436      $  1,670,878
                                                         --------------   --------------  ---------------    --------------
OPERATING EXPENSES
     Buyer benefits                                             39,066           80,912          144,589           126,128
     Ratings and content                                        64,600          170,000          388,418           952,423
     Sales and marketing                                     1,118,136        2,065,893        5,205,758         4,114,006
     Product and content development                         1,111,294        1,664,051        5,219,924         2,845,531
     General and administrative                                512,187          448,927        1,873,939         1,212,634
     Depreciation and amortization                             685,935          343,086        1,862,660           481,874
                                                         --------------   --------------  ---------------    --------------

                                                             3,531,218        4,772,869       14,695,288         9,732,596
                                                         --------------   --------------  ---------------    --------------

LOSS FROM OPERATIONS                                        (3,274,020)      (4,294,119)     (13,929,852)       (8,061,718)
                                                         --------------   --------------  ---------------    --------------

OTHER INCOME (EXPENSE)
     Interest Income                                             1,018          118,900           76,254           144,234
     Interest expense                                          (91,797)        (856,773)        (283,919)       (1,790,623)
     Miscellaneous                                                   -           (3,578)             377            (4,378)
                                                         --------------   --------------  ---------------    --------------

                                                               (90,779)        (741,451)        (207,288)       (1,650,767)
                                                         --------------   --------------  ---------------    --------------

NET LOSS                                                  $ (3,364,799)    $ (5,035,570)   $ (14,137,140)     $ (9,712,485)
                                                         ==============   ==============  ===============    ==============

NET LOSS AVAILABLE TO COMMON
     STOCKHOLDERS                                         $ (7,129,371)    $ (8,080,578)   $ (21,434,241)     $(21,485,617)
                                                         ==============   ==============  ===============    ==============

LOSS PER COMMON SHARE                                     $      (0.45)    $      (0.68)   $       (1.37)     $      (2.07)
                                                         ==============   ==============  ===============    ==============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                            15,674,990       11,873,812       15,658,641        10,380,824
                                                         ==============   ==============  ===============    ==============

See accompanying notes to interim consolidated financial statements.

                                        4

                                    VALUESTAR CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                         Nine Months Ended
                                                                             March 31,
                                                                     2001                2000
                                                               ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $ (14,137,140)      $ (9,712,485)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
            Depreciation                                               1,861,918            307,798
            Amortization of intangible assets                                742            174,076
            Amortization of bond discount                                 29,490          1,491,936
            Change in allowance for doubtful accounts                     42,686             (3,783)
            Accrued interest included in long-term debt                        -             12,224
            Warrants, options & stock issued for services                252,131            142,083
            Gain on disposal of assets                                    (4,136)                 -
        Changes in:
            Receivables                                                  262,440             24,745
            Inventory                                                     12,381            (18,763)
            Prepaid expenses                                            (213,191)          (154,457)
            Deferred costs                                                23,949             40,406
            Other assets                                                       -            (64,482)
            Accounts payable                                             143,342            534,751
            Accrued liabilities and other payables                       824,841             66,435
            Deferred revenues                                            263,292             27,730
                                                               ------------------   ----------------
               Net cash used by operating activities                 (10,637,255)        (7,131,786)
                                                               ------------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions, net of dispositions         (1,792,850)        (2,198,634)
                                                               ------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock                             7,098,458         12,935,255
     Proceeds from sale of common stock                                   50,001          5,645,635
     Proceeds from subscribed common stock                                     -            837,150
     Payments due on conversion of C to CC                                  (203)                 -
     Proceeds from debt                                                  732,796            250,000
     Payments on capital leases                                         (211,070)           (30,427)
     Payments on debt                                                   (515,696)           (43,856)
                                                               ------------------   ----------------
               Net cash provided by financing activities               7,154,286         19,593,757
                                                               ------------------   ----------------

NET INCREASE (DECREASE) IN CASH                                       (5,275,819)        10,263,337
CASH, beginning of period                                              5,287,385            270,149
                                                               ------------------   ----------------

CASH, end of period                                                $      11,566       $ 10,533,486
                                                               ==================   ================

SUPPLEMENTAL CASH-FLOW INFORMATION Cash paid during the period for:
        Interest                                                       $ 254,431          $ 214,739
     Non-cash investing and financing activities:
        Series CC Stock issued for capitalized development
          costs, services and prepaid costs                            1,500,000                  -
        Accrued dividends on Series A Preferred Stock                    144,564            122,877
        Accrued dividends on Series CC Preferred Stock                   109,145                  -
        Warrants issued in connection with Series B preferred stock            -            400,000
        Equipment acquired under capital leases                                -             30,000
        8% Secured Notes converted to Series B Stock                           -          1,000,000
        Shareholder advances converted to Series B Stock                       -            250,000
        12% notes converted upon warrant exercise                              -            625,000
        6% Convertible Notes and interest converted to equity                  -            546,274
        8% Secured Notes converted upon warrant exercise                       -          1,450,000
        12% subordinated notes converted upon warrant exercise                 -             31,250

See accompanying notes to interim consolidated financial statements.

                                       5

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

1. OPERATIONS

The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly owned subsidiary. ValueStar, Inc. was incorporated in California in 1991, and is a provider of branded ratings on local service businesses. The Company generates revenues from research and rating fees and is launching a new program to collect transaction commissions from connecting member service businesses with member buyers.

The Company's revenues have been primarily from rating and certification services. Rating services consist of collection and verification of credential information, a survey of a business' customers and the delivery of ratings reports. Services associated with certification include an orientation and the delivery of certification materials and manuals. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

Starting in December 1999 the Company began a transition from fixed rating and certification fees to developing a commission based program based on the value of transactions between member service businesses and member buyers. The Company has also changed its program to automatically rate businesses based on transactions and to provide benefits to buyers purchasing from and rating member businesses. The Company completed development of the systems required to rate buyer transactions and collect commission fees from credit card and other transactions in March 2001. The Company plans to commence the collection of fees and incur related benefit costs, on a limited basis, during the fourth fiscal quarter ending June 30, 2001. Benefit costs include loyalty points and customer satisfaction guarantees. In the future the Company expects the majority of its revenues to be derived from transaction commissions.

The Company plans to recognize commission revenues as reported and earned. On July 1, 2000 the Company began recognizing fixed rating and certification fees on a straight-line basis over the term of a participating business license, generally one year. In the future some businesses will remain on a fixed fee basis. Costs of benefits provided to buyers will be recognized as provided, with accruals for future benefit obligations.

Because of the changes described above, certain amounts in the current period are not comparable to the prior period and certain amounts in the consolidated interim statements have been reclassified to conform to the fiscal 2001 presentation.

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

The Company has experienced recurring losses and the use of cash from operations. A portion of the losses is attributable to research and development of the Company's new transaction system, and marketing and promotion costs associated with increasing consumers' awareness of the meaning of ValueStar; marketing to businesses the advantages of becoming ValueStar members; and discounting certain fees to encourage businesses to become ValueStar members.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001


2. STATEMENT PRESENTATION (Cont'd)

It is management's plan to seek additional financing through private placements as well as other means. The capital markets have been unpredictable in the past, especially for early stage companies such as the Company. The ability and amount of capital that can be raised depends on factors beyond the Company's control. As a result there can be no guarantee that management's efforts to secure additional financing will be successful or that the amounts raised will be sufficient for the Company's future needs. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of existing stockholders will be reduced. Stockholders may experience extreme dilution due to the current stock price and the significant amount of financing the Company needs to raise. New securities may have rights senior to those of holders of preferred or common stock. See Note 11 for information regarding the substantial dilution resulting from recent bridge financing.

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

In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

3. CHANGE IN ACCOUNTING PRINCIPLES

During the second fiscal quarter, the Company adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued convertible preferred stock. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in each financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the terms of the instrument to the fair value of the issuer's common stock at the commitment date. The Company has presented the effect of adoption as a cumulative change in accounting principles as allowed for in EITF No. 00-27. Accordingly, the Company recognized in the second fiscal quarter an additional $1,715,000 in imputed deemed dividends based on a discount at issuance of previously issued convertible preferred stock. See Note 10 below.

4. RESEARCH AND DEVELOPMENT COSTS

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

5. INVENTORY

Inventory consists of promotional materials for sale to ValueStar member businesses and direct advertising material, and is stated at the lower of cost (first-in, first-out method) or market.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

6. LONG-TERM DEBT

Long-term debt at March 31, 2001 consists of the following:
15%  Equipment  Note due in monthly  installments  of principal  and interest of
$39,023  through March 2003,  with a balloon payment of $191,810 due on April 1,
2003; secured by equipment; net of unamortized note discount
of $76,666                                                                                       $    869,370

15%  Equipment  Note due in monthly  installments  of principal  and interest of
$22,363 through July 2003, with a balloon payment of $109,919 due on
September 1, 2003; secured by equipment                                                               602,400

15% Equipment Note due in monthly installments of principal and interest of
$5,500 to maturity in June 2002; secured by equipment and software                                     30,384

15% Equipment Note due in monthly installments of principal and interest of
$2,022 to maturity in August 2003; secured by equipment and software                                   48,935
                                                                                                 ------------
                                                                                                    1,551,089
Less current portion                                                                                  590,313
                                                                                                 ------------
                                                                                                 $    960,776
                                                                                                 ============

7. STOCKHOLDERS' EQUITY

The following table summarizes equity  transactions during the nine months ended
March 31, 2001:

                                                                              Additional
                                                                               Paid-in
                                Preferred Stock       Common Stock             Capital      Accumulated
                                --------------------- ----------------------
                                 Shares      Amount     Shares      Amount     Common        Deficit        Total
                                ----------  --------- ------------ --------- ------------  -------------  -----------

Balance, June 30, 2000            913,586      $ 228   15,587,543   $ 3,897  $32,162,473   $ (25,221,748) $ 6,944,850
Sale of Series C Convertible
   Preferred at $22.50 per
   share, net of issuance
   costs of $35,000               238,469         60                           5,330,493                    5,330,553
Sale of Series CC Convertible
   Preferred at $45.00
   per share, net of
   issuance costs of $40,000       73,509         18                           3,267,887                    3,267,905
2 for 1 Exchange of Series C
   Convertible Preferred to
   Series CC Convertible
   Preferred                     (119,239)       (30)                               (173)                        (203)
Accrued 8% dividends on
   Series A                                                                      144,564        (144,564)           -
Accrued 8% dividends on
   Series CC                                                                     109,145        (109,145)           -
Stock issued on exercise
   of options                                              75,001        19       49,982                       50,001
Stock issued on exercise
   of options in exchange
   for shares                                              12,446         3           (3)                           -
Value assigned to warrants
   issued for services                                                           105,700                      105,700
Net loss                                -          -            -         -            -     (14,137,140) (14,137,140)
                                ----------  --------- ------------ --------- ------------  -------------  -----------

Balance, March 31, 2001         1,106,325      $ 276   15,674,990   $ 3,919  $ 41,170,068  $ (39,612,597) $ 1,561,666
                                ==========  ========= ============ ========= ============  =============  ===========


During the first nine months of fiscal 2001 the Company issued 238,469 shares of Series C Convertible Preferred Stock, par value $.00025 ("Series C Stock") for cash of $22.50 per share. In connection with the sale of the Series C Stock, the Company granted the purchasers warrants on an aggregate of 1,192,345 shares of common stock ("C-Warrants"). During the third fiscal quarter all the holders of Series C Stock and C-Warrants exchanged their securities (a two for one exchange) for 119,230 shares of Series CC Convertible Preferred Stock, par value $.00025 ("Series CC Stock") and warrants on 3,576,900 shares of common stock ("CC-Warrants") exercisable at $0.75 per share. At March 31, 2001 there were no shares of Series C Stock outstanding and no C-Warrants outstanding.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001


7. STOCKHOLDERS' EQUITY (Cont'd)

During the third fiscal quarter the Company also issued 73,509 shares of Series CC Stock for $45.00 per share for cash of $1,807,905 and an agreement with First Data Merchant Services Corporation (FDMS), a subsidiary of First Data Corporation ("FDC"), to perform $1,500,000 of services.

Purchasers of Series CC Stock were granted CC-Warrants to purchase 30 shares of common stock for each share of Series CC Stock. In connection with the aggregate of 192,739 shares of Series CC Stock issued or exchanged, the Company issued an aggregate of 5,782,170 CC-Warrants that expire on January 5, 2004. A total of 72,669 shares of the Series CC Stock and related CC-Warrants sold and/or exchanged were issued to entities affiliated with directors of the Company.

Cumulative dividends of 8% per annum are payable on the Series CC Stock when and if declared by the Board of Directors or upon liquidation or conversion. The dollar amount of Series CC Stock is convertible into shares of common stock at a conversion price equal to $0.75 per common share, and are automatically converted on the occurrence of certain events. The Series CC Stock has certain antidilution and registration rights, has a liquidation preference of $45.00 per share, plus accrued and unpaid dividends, pari passu with the Series B preferred stock, but after payment of the preferential amount for the Series A preferred stock. The Series CC Stock has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series CC Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

The Company issued to a financial advisor, controlled by a director, warrants to purchase an aggregate of 445,607 shares of common stock at an exercise price of $0.75 per share with a five-year term in connection with the sale of the Series CC Stock.

At March 31, 2001 the Company's Series A, B and CC convertible preferred stock were convertible into approximately 11.7 million shares of common stock. Due to the antidilution provisions of the preferred stock, and as a result of the subsequent financing described in Note 11, additional shares of common stock will be issuable to preferred holders in future periods.

8. STOCK OPTIONS AND WARRANTS

The following table summarizes option activity for the period ended March 31, 2001:
                                                  Weighted Average    Weighted
                                      Shares       Exercise Price   Average Life
Outstanding July 1, 2000            2,233,938          $4.19             3.75
Granted                             2,506,801          $1.90
Canceled                             (774,058)         $5.77
Exercised                             (90,001)         $0.64
Expired                                (5,000)         $0.50
                                    ---------
Outstanding March 31, 2001          3,871,680          $2.50             3.90
                                    =========
Exercisable at March 31, 2001       1,804,976          $1.96             3.49
                                    =========

In January 2001 the Company granted warrants on 500,000 shares of common stock exercisable at $1.00 per share to a financial consulting firm, controlled by a director, for financial advisory services. A total of 250,000 warrants vested and were exercisable at issuance and the balance at the end of one year. The warrants expire in January 2006. The Company valued the 250,000 warrants that have vested at $99,000, which is being expensed over the initial one-year service period.

In February 2001 the Company granted warrants on 150,000 shares of common stock exercisable at $1.00 per share to a consulting firm for public relations services. A total of 18,750 warrants vested and were exercisable at issuance and the balance vest at the rate of 18,750 at the end of each three month period. The warrants expire in February 2006. The Company has expensed the value of the 18,750 warrants that vested in the third quarter of $6,700.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001


8. STOCK OPTIONS AND WARRANTS (Cont'd)

At March 31, 2001 the Company had the following stock purchase warrants outstanding each exercisable into one common share:

                 Number               Exercise Price             Expiration Date
                 ------               --------------             ---------------
                   187,500 (1)             $1.25                 September 2002
                    20,000 (1)             $1.25                 December 2002
                    66,300 (2)             $5.85                 March 2003
                    64,713 (2)             $5.85                 April 2003
                    30,000                 $5.85                 April 2005
                    50,000                $10.00                 April 2003
                    12,500 (3)             $2.00                 April 2003
                    50,000                 $1.75                 May 2003
                   350,000 (1)             $1.00                 December 2003
                 5,782,170 (4)             $0.75                 January 2004
                   152,728 (1)             $1.375                March 2004
                    30,000 (1)             $1.50                 March 2004
                    75,000                 $2.50                 December 2004
                    33,163 (5)             $4.22                 April 2005
                   500,000 (6)             $1.00                 January 2006
                   150,000 (6)             $1.00                 February 2006
                   445,607                 $0.75                 March 2006
                ----------
                 7,999,681

(1) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.
(2) These warrants are callable at a stock price of $5.00 per share subject to certain conditions.
(3) These warrants are callable at a stock price of $4.50 per share subject to certain conditions.
(4) These warrants are callable at a stock price of $3.00 per share after two years subject to certain conditions.
(5) These warrants have certain antidilution adjustments subject to certain conditions.
(6)  A portion of these warrants are subject to future vesting.

9. INCOME TAXES

At March 31, 2001 a valuation allowance has been provided to offset the net deferred tax assets as management has determined that it is more likely than not that the deferred tax asset will not be realized. The Company has for federal income tax purposes net operating loss carryforwards of approximately $26.5 million, which expire through 2020, of which certain amounts are subject to limitations under the Internal Revenue Code, as amended. The Company has for state income tax purposes net operating loss carryforwards of approximately $13 million, which expire through 2005, of which certain amounts are subject to limitations under the laws of California.

                              VALUESTAR CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001


10. LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per common share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with warrants, stock options and preferred stock, which are exercisable into approximately 23.6 million shares of common stock at March 31, 2001 could potentially dilute earnings per share in future periods.

The provisions of the Series A and Series CC Stock provide for cumulative 8% dividends and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. These amounts increase the net loss available to common stockholders. Net loss attributable to common stockholders was also increased by imputed deemed dividends from a discount provision included in the Series C and Series CC Stock, which provided for an effective conversion price, after allocating a fair value of the proceeds to detachable warrants, less than the market price on the date of issuance. The imputed non-cash dividends are not a contractual obligation on the part of the Company to pay such dividend. Net loss available to common stockholders is computed as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                       March 31,                      March 31,
                                                                   2001          2000            2001            2000
                                                                   ----          ----            ----            ----
Net loss                                                    $(3,364,799)     $(5,035,570)     $(14,137,140)   $(9,712,485)
Imputed deemed dividend on Series CC Stock based on
  discount at issuance                                       (3,648,500)                        (3,648,500)
Imputed deemed dividend on Series C Stock based on
  discount at issuance                                          (17,013)           -            (1,679,892)         -
Imputed deemed dividend on Series B Stock based on
  discount at issuance                                            -           (3,000,008)            -        (11,650,255)
Accrued dividends on Series A and Series CC Stock               (99,059)         (45,000)         (253,709)      (122,877)
                                                             ----------       -----------     ------------   ------------
Net loss available to common stockholders before
  cumulative effect of a change in accounting principles    $(7,129,371)     $(8,080,578)     $(19,719,241)  $(21,485,617)
Cumulative effect of a change in accounting
 principles (note 3)                                             -                 -            (1,715,000)          -   .
                                                         --------------  ---------------        --------------------------
Net loss available to common stockholders                   $(7,129,371)     $(8,080,578)     $(21,434,241)  $(21,485,617)
                                                            ============     ============     =============  =============

11. SUBSEQUENT EVENTS

Subsequent to March 31, 2001 the Company entered into bridge notes aggregating $2,460,000, of which $1,180,000 had been advanced to the Company at March 31, 2001. The bridge notes bear interest at 12% per annum and are due on April 30, 2002. For each $1.00 of principal the Company has agreed to issue five shares of common stock or an aggregate of 12,300,000 common shares. An aggregate of $1,262,058 of the notes are to entities affiliated with directors of the Company. The Company anticipates, but there can be no assurance, that the bridge notes will convert into a future round of debt or equity financing. As a result of these issuances, the Company does not have sufficient authorized common stock to provide for the conversion of all options, warrants and preferred stock outstanding. While the Company has obtained waivers from its obligation to reserve unissued shares for preferred stock holders, the Company is required to take steps to increase the number of authorized shares of common stock.

Subsequent to March 31, 2001 the Company received notice that it was in default on payments on approximately $1.7 million of equipment debt. The Company has subsequently negotiated deferred payment terms on this debt and removed the default. The Company also is working to negotiate revised payment terms on a software lease agreement with an estimated net liability of $64,000 after application of a restricted cash balance of $296,000. The Company has further received notice that it is in default on occupancy payments to its landlord. The Company has reduced the space it is occupying and is attempting to negotiate modifications to rental payments and obligations to its landlord. Failure to successfully resolve these obligations and commitments could have an adverse impact on operations. Failure to successfully arrange additional financing is likely to result in an inability to fund our operations in the long term, as cash resources will be used to satisfy our existing liabilities.

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

Overview

We are a provider of branded rating content on local service businesses. As an infomediary we enhance online and offline commerce between buyers and sellers of services by offering ratings enabling buyers to quickly determine the best local service providers. Our ValueStar ratings are provided on the Internet at , on other partner Internet sites, in our ValueStar Report and through promotions by rated businesses. Our goal is to position ValueStar as the dominant rating system for local service providers and operate a commission based system to match buyers and sellers of local services. Our services are free to consumers.

Starting in December 1999 we began a transition from fixed rating and certification fees to percentage commission fees based on the value of transactions between member service companies and member buyers. Since December 1999 we invested over $11 million in development costs creating and testing the systems to match and collect transaction commissions and ratings for offline transactions. Our new systems create continuously updated customer satisfaction ratings collected from the actual purchasers of local services. We also provide benefits to buyers purchasing from member businesses.

In addition to creating proprietary rating content on America's service companies, we are also developing strategic relationships to provide data, process transactions and increase the distribution of ValueStar's branded ratings. Important relationships and developments include:

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

     o Commencing in May 2000 we began to form distribution partnerships with Internet portals and service referral companies to broadly distribute our ratings. Our roster of distribution partners includes home service portal Ourhouse.com and other vertical portals such as eAttorney.com and rentals.com.

     o In June 2000 we entered into a database agreement with InfoUSA, Inc. to receive certain raw database information.

     o In September 2000 we announced a pilot program for the San Francisco Bay area credit card holders of First National Bank of Omaha. This program is expected to be launched in the fourth fiscal quarter ended June 30, 2001.

     o In November 2000 we announced two strategic and marketing alliance agreements with global electronic commerce and payments leader First Data Corp. First Data is marketing the ValueStar Customer-Rated program to merchants through participating merchant acquiring clients, while helping ValueStar market cardholder benefits to issuer clients. First Data has also developed and has agreed to operate systems to match transactions between registered buyers and licensed ValueStar rated service businesses.

     o In January 2001 we entered into a ratings distribution agreement with BellSouth RealPages.com. ValueStar expects to be a primary third-party content partner for RealPages.com to supplement service business listings.

     o In April and May 2001, through the assistance of First Data Resources, we signed four letters of intent with credit card issuing banks representing an estimated 49 million active cardholders. Our plan is to enter into definitive contracts with these issuers and commence providing ValueStar ratings and benefits to cardholder members while collecting transaction commissions between these cardholders and ValueStar member service businesses.

     o Through early May 2001 we have signed marketing and or data sharing agreements with five major acquiring merchant banks representing an estimated 110,000 service merchants across the U.S. that are eligible to participate in the ValueStar program. Our strategy is to market our program to these service merchants and expand our penetration of service businesses in selected market regions.

At April 30, 2001 we had approximately 730,000 service businesses rated as either ValueStar Verified or ValueStar Customer-Rated. While this credential information is important to consumers our strategy is to license our ValueStar Customer-Rated program to these businesses. While we used to operate fixed fee licensing in eight market regions, we are currently targeting licensing efforts in the Northern California region for activation of our commission program. We had approximately 7,500 licensed service businesses at March 31, 2001 compared to approximately 2,000 at March 31, 2000. We expect these businesses and new businesses being enrolled to produce limited commission revenue starting in the fourth quarter of the current fiscal year. We also expect to license businesses in other regions in the future. Our future business will be predicated on creating and maintaining a growing number of member buyers and sellers transacting commerce in local services. We expect a majority of our future revenues to be derived from commissions from transactions between member buyers and sellers of local services. Renewals of businesses from year to year will impact future operations as we expend funds enrolling new businesses in our member program.

In order to more efficiently collect commissions our strategy is to capture automated credit card transactions through the use of third party matching partners. We currently contract with two partners who have access to an estimated 65% of all credit card transactions in the United States. These matching partners can provide data on transactions which occur between member businesses and member buyers, as permitted. We also enter into agreements with individual banks or processors to authorize access to transaction data. Upon receipt and matching of transaction data, we are able to calculate commission fees and invoice or debit member businesses.

Our staffing has varied significantly in the current year as we have developed new business credential content and systems. We have in the past and expect to continue to use outside contractors for certain services. We reduced our staffing from 140 in December 2000 to approximately 67 at the date of this report in connection with the completion of rating content on the 730,000 businesses and development of our computer systems. Our future activities will include maintenance and expansion of rating content on businesses and maintenance and enhancement of our software and systems. The reduction in personnel and development costs has reduced monthly operating costs by over 40% as we streamline operations to focus our resources on our First Data strategic relationship and the major credit card issuing banks that have expressed their intent to incorporate our program as a benefit to their cardholders.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. Rapid growth, due to the nature of our operations, is expected to contribute to continued operating losses in the foreseeable future.

Revenue and Cost Recognition

During fiscal 2000 a majority of our revenues were from fixed certification fees ranging from $995 to approximately $2,000 depending on business size. In fiscal 2000 these fees were recognized as revenue when material services or conditions relating to the certification had been performed. Due to the change in our product offering and the benefits to be supplied to buyers, we changed the method of recording fixed fee revenue effective July 1, 2000. We recognize fixed fees on a straight-line basis over the term of a participating business license, generally one year. We will recognize commission revenues as reported and earned. Costs of benefits provided to buyers are recognized as provided, with accruals for any future benefit obligations.

We expect to commence collecting commission revenues, on a limited basis, in the fourth fiscal quarter ending June 30, 2001. Due to the change in our program and the change in recognizing fixed certification fees and until we can recognize sufficient commission revenues, we expect comparative revenues in current periods to be less than prior periods.

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

Results of Operations

Revenues. Revenues consist of rating and certification fees from new and renewal business applicants, sale proceeds from information materials and premium listings in our ValueStar Report and on our Web site, and other ancillary revenues. We reported total revenues of $765,436 for the nine months ended March 31, 2001 compared to $1,670,878 for the first nine months of the prior fiscal year. The decrease in revenues is due to the commencement in July 2000 of recognizing fixed fee revenues on a straight-line basis over the term of the annual license corresponding to the term we expect to provide benefits to buyers transacting with a business. This change is due to the change in our product offering and the change in benefits to be supplied to consumers. If the Company had recognized revenues in the prior year's first nine months using the current fiscal year method, we would have reported total revenues of approximately $940,000, with the decrease due to renewing a portion of our existing service provider base into the commission program for the Northern California market instead of the fixed certification fee program. During the first nine months of the current fiscal year, certification fees accounted for 53% of revenue, compared to 75% for the prior year period. Revenues for the three months ended March 31, 2001 were $257,198 compared to the $478,750 reported in the comparable prior period.

We reported approximately $124,000 of revenue from premium listings in our ValueStar Report and on our Web site, a decrease of $66,000 from the $190,000 reported in the first six months of the prior year. The decrease results from a shift in focus from licensing merchants on a fixed fee basis to licensing merchants into our commission based systems. We expect ValueStar Report revenues and Web site revenues may increase in future periods when we have an active commission-based relationship with sellers.

Our revenues can vary from quarter to quarter due to (a) management's decision on the mix of sales effort between enrolling local service providers into commission based vs. fixed fee programs, (b) the impact of distributing the semi-annual ValueStar Report to buyers, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of licensees up for renewal, (g) renewal rates, (h) pricing policies, (i) timing of completion of ratings, and (j) other factors, many of which are beyond our control. The timing of implementation of our commission based processing will materially impact future revenues. There can be no assurance we can successfully implement this program as scheduled in the last fiscal quarter of 2001. Unknown technical or business issues and barriers could arise that could delay implementation or preclude us from executing our commission program. In such an event we may be required to revert to a fixed fee basis.

Buyer Benefits. Buyer benefits consist of direct product costs for materials provided to buyers through the use of marketing and sales aids purchased by service providers, customer service costs for buyers, and, in future periods, the costs of loyalty points and customer satisfaction guarantees. These costs of $144,589 represented 19% of sales during the nine months ended March 31, 2001. This is an increase from $126,128 or 8% of revenues for the prior year comparable period, although the percentage is not directly comparable due to the change in revenue reporting outlined above. Buyer customer service costs were $107,000 compared to $55,840 in the prior comparable period, although in the prior period, the buyer customer service team had only been in existence for three months as opposed to nine months in the current period.

Ratings and Content. Ratings and content costs consist primarily of the costs of rating service businesses in the fixed fee certification program, ongoing content and technology costs associated with maintaining our databases and supporting our operations. In future quarters we expect to incur certain transaction and matching fees with third parties. Rating and content costs were $388,418, or 51% of revenues, for the nine month period ended March 31, 2001, compared to $952,423 and 57% of revenues for the prior comparable period. The decrease is due primarily to a reduction in fixed fee ratings and conversion to the new program. Ratings costs totaled $64,600 for the three months ended March 31, 2001 or 25% of revenues compared to $170,000 and 36% of revenues for the third quarter of the prior fiscal year.

Selling and Marketing Costs. Selling and marketing costs consist primarily of personnel costs for outside sales consultants interacting with licensed sellers, an inside customer service team for licensed sellers, direct marketing costs including lead generation, telemarketing costs, costs associated with our ValueStar Report, costs associated with marketing and business development personnel and marketing, advertising and promotion expense. Sales and marketing costs for the nine months ended March 31, 2001, were $5,205,758, compared to $4,114,006 for the first nine months of the prior year. Sales and marketing costs totaled $1,118,136 for the third fiscal quarter of the current year, a decrease from the $2,065,893 reported for the prior year's third quarter.

Sales related expenses totaled $2,025,253 compared to $2,376,669 for the prior year's comparable nine-month period. The decrease is due to corporate focus from December 2000 onward in only Northern California as opposed to soliciting broader new sales. This has allowed us to reduce our selling expenses in the current year and especially in the last quarter. Selling costs totaled $395,665 for the three months ended March 31, 2001, compared to $1,107,976 for the third quarter of the prior year. We expect selling costs will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, levels of fixed selling costs, the number of new market regions opened, the mix of sales between fixed fee certifications and commission based certifications and other factors, some beyond our control.

Marketing and promotion related expenses aggregated $3,180,505 during the first nine months of fiscal 2001, compared to $1,737,337 for the prior period. During the period, we expended $287,000 on paid advertising targeted at expanding consumer awareness of ValueStar Certified. Paid advertising of $606,000 was employed in the prior year's comparable period. Printing and distribution costs for the ValueStar Report increased by $23,000 as we printed and distributed more copies with additional pages. During the nine-month period, we expended $572,000 on promotions compared to $161,000 for the prior year's comparable period with the increase due to a significant increase in the number of promotions in the period and in the amount of promotional material provided to service providers upon their enrollment in our program. We spent approximately $370,000 on agency fees and market research in the current nine-month period compared to $63,000 in the prior comparable period. Expenses related to wages and consultants in marketing were $1,592,000 in the current nine months compared to $511,000 in the prior year's nine month period with the large increase due to the hiring of executives and increased staff in the marketing and business development departments. Marketing costs totaled $722,471 for the three months ended March 31, 2001 compared to $957,917 for the third quarter of the prior year, with the decrease due to the reduction in force occurring at the end of December 2000 with the substantial completion of the majority of our product and content development efforts.

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

Product and Content Development Costs. Product and content development costs consist primarily of expenses associated with the design, development and testing of our commission program. These costs include development of our website and the associated back office systems, developing our new proprietary ratings content for our website and wages in our technology department associated with new product and content development. During the nine months ended March 31, 2001 we expended $5,219,924 on new program development. This compares to $2,845,531 during the same period last year. The major component of product development costs were compensation and related costs of $3,145,000, partner and alliance implementation costs of $474,000 and expenses related to the gathering of new content of $173,000. During the first nine months of fiscal 2001 we allocated $1,267,000 of general and administrative costs to product and content development to reflect the percentage of product and content development expenses relative to overall administrative costs. This compares to $614,000 allocated in the prior fiscal year's nine-month period.

We have capitalized an additional $871,000 of product and content development costs as website development and software that are specifically related to internal software development. The Company capitalized $1,001,000 in the prior fiscal year. The Company will begin depreciation of this asset upon commencement of tracking transactions between rating partners and local service providers over a period not to exceed three years.

General and Administrative Expenses. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. General and administrative expenses were $1,873,939 for the nine months ended March 31, 2001, compared to $1,212,634 for the prior year comparable period, an increase of $661,305. The major increases include a $661,000 increase in compensation and benefits due primarily to the increased number of executive, administrative and finance personnel added in connection with an expansion of the employee base; a $78,000 increase in travel and entertainment costs, a $526,000 increase in occupancy and telephone costs due to additional personnel and expanded office facilities, a $94,000 increase in legal and accounting expense due to expanded operations, a $30,000 increase in reserve for doubtful accounts due to conversion of markets outside of San Francisco to our commission based program and a $76,000 decrease in non-cash other expense in associated with issuing warrants for services to unaffiliated entities. General and administrative costs in the third fiscal quarter were $512,187, an increase from $448,927 for the third quarter of the prior year. Management anticipates that general and administrative costs will continue to exceed prior period levels due to increased personnel added to support growth and increased general computer, operating, occupancy and corporate costs.

Depreciation and Amortization. Depreciation and amortization expenses were $1,862,660 for the nine months ended March 31, 2001, compared to $481,874 for the prior year period. The large increase is due to the acquisition of technology equipment and software infrastructure to support an expanded employee base and our new program, our web site and various internal databases.

Interest and Other Expenses. We incurred interest expense for the nine months ended March 31, 2001 of $283,919 that included $29,489 of non-cash amortization of bond discount. Interest for the prior comparable period was $1,790,623, of which $1,504,160 was non-cash interest expense and amortization of bond discount. The decrease is due to conversion of senior and subordinated debt into equity in the prior fiscal year. The Company generated interest income of $76,254 in the first nine months of fiscal 2001 compared to $144,234 in the comparable prior period with the decrease due to lower average cash balances during the current fiscal year.

Net Loss. We had a net loss of $14,137,140 for the nine months ended March 31, 2001, compared to a loss of $9,712,485 for the nine months ended March 31, 2000. Our increased loss is attributable to (a) increased marketing costs incurred related to increased promotions and increases in the number of marketing and business development personnel, (b) product and content development costs associated with developing our commission based program, (c) increased general and administrative costs associated with additional management and support for expanded operations and (d) increased depreciation and amortization costs associated with a significant increase in property, equipment and software. We anticipate we will continue to experience operating losses until we achieve a combination of a fully functional commission program and a critical mass of buying and selling members. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we build a working commission program and that we obtain a sufficient base of buying and selling members to support our operating and corporate costs. There can be no assurance we can successfully build a transaction program, sustain sufficient buyer and seller member rates or achieve a profitable base of operations.

The net loss available to common stockholders includes an increase in the net loss for the nine months ended March 31, 2001 due to the beneficial conversion feature of the Series C and Series CC preferred stock issued during the period. Net loss was increased by $5,328,392 for this one-time non-cash imputed charge and increased by $253,709 for non-cash accrued dividends on Series A and Series CC preferred stock. In addition, in the second quarter the Company recognized an additional $1,715,000 in imputed deemed dividends based on a discount at issuance of previously issued Series C preferred stock due to a change in accounting principle related to the fair value of warrants as more fully described in Note 3 to the interim statements above. These non-cash imputed amounts had no effect on our financial position.

Liquidity and Capital Resources

Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $10,637,255 for the nine months ending March 31, 2001. At March 31, 2001, we had a working capital deficit of $3,899,296 including $590,313 representing the current portion of long-term debt and $305,268 representing the current portion of capitalized leases. For the nine months ended March 31, 2001, our negative cash flow from operating activities was due primarily to our continued operating losses, selling costs associated with enrolling local service companies into our commission based program with no immediate revenue, product and content development costs and addition of new executive management. During this period we also expended $2,586,669 on net property and equipment purchases.

At March 31, 2001, our net accounts receivables were $149,107, representing approximately 53 days of revenues and an annualized turnover ratio of approximately 6.8 times. This compares to approximately 64 days of revenues and turnover of approximately 5.7 times at March 31, 2001. The change is due to the change in the way we recognize revenues. We bill fixed fees in full at the time the contract starts and extend terms throughout the contract period. Please see our discussion of the change in revenue recognition practices under the section Revenue and Cost Recognition above for further information. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide licensees. At March 31, 2001, we have not experienced any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of equity and debt financing. In August 2000 we drew down the balance of $732,796 from a commitment for $2,000,000 in equipment financing obtained in the prior fiscal year. Also during the nine months ended March 31, 2001, we obtained $8,648,256 from the sale of common and preferred stock, of which $1,500,000 was contributed services. We have no commitments for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times cancelled debt for equity on terms of new forms of financing. There can be no assurance that shareholders or directors or others will provide us with any future financing.

Other than cash on hand of $11,566 at March 31, 2001, net accounts receivable of $149,107 and subsequent bridge financing of $2,460,000, we have no material unused sources of liquidity at this time. We are committed on lease, equipment note and facility rental payments aggregating approximately $148,000 per month. We are in arrears on certain of these commitments and the failure to make timely payments or to work out revised payment arrangements could have a material adverse impact on our operations.

We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

We expect that we will require a minimum of $8 million of additional capital to finance operations during the next twelve months. This estimate is based on the third fiscal quarter level of operations, anticipated revenues and budgeted product development and operating costs. The launch of our new commission program may provide some of these revenues but there can be no assurance thereof. To expand the enrollment of new member buyers and sellers or to launch new products or services, we may require additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds.

The capital markets have been unpredictable in the past, especially for early stage companies such as ValueStar. The ability and amount of capital that can be raised, if any, depends on many factors beyond our control. As a result there can be no guarantee that our efforts to secure additional financing will be successful or that the amounts raised will be sufficient for our future needs. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise. New securities may have rights senior to those of holders of our preferred or common stock. Any form of debt financing could contain covenants restricting our operations and/or detrimental to equity holders.

Should required and/or additional funds not be available or planned operations not meet our expectations, we may be required to significantly curtail or scale back staffing, advertising, marketing expenditures, product and content development and general operations. We may also have to curtail the area in which we operate or revert to some form of fixed fee program. If adequate funds are not available or are not available on acceptable terms, our business, results of operations, financial condition and continued viability will be materially adversely affected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities and Use of Proceeds

         (a) See  description of Series CC preferred stock in (c) below.

         (b) See description of Series CC preferred stock in (c) below.

         (c) The following is a description of equity securities sold by the Company during the third fiscal quarter ended March 31, 2001 that were not registered under the Securities Act:

                  During the third fiscal quarter, we issued an aggregate of 192,739 shares of Series CC Convertible Preferred Stock, par value $0.00025 ("Series C Stock"), at $45.00 per preferred share (each share of which is initially convertible into sixty shares of common stock). This sale was made in a private offering. A total of 500,000 shares of preferred stock have been authorized and designated by the Company as Series CC Stock.

                  In connection with the sale in the second quarter, the Company issued to the purchasers warrants exercisable at $0.75 per share into an aggregate of 5,782,170 shares of common stock ("CC-Warrants"). These CC-Warrants expire on January 5, 2004 and are callable by the Company after two years if the stock price exceeds $3.00 per share, subject to certain additional conditions.

                  The purchasers of Series CC Stock and CC-Warrants included all the holders of Series C Stock and C-Warrants who exchanged their securities for 119,230 shares of Series CC Stock and 3,576,900 CC-Warrants. At March 31, 2001 there were no shares of Series C Stock outstanding. The balance of 73,509 shares of Series CC Stock was sold for $45.00 per share for cash of $1,807,905 and an agreement First Data Merchant Services Corporation (FDMS), a subsidiary of First Data Corporation ("FDC"), to perform $1,500,000 of services.

                  The Series CC Stock has a cumulative dividend of 8% per annum payable when and if declared by the Board of Directors or upon liquidation or conversion.

                  The dollar amount of the Series CC Stock is convertible at the option of the holder into shares of common stock at an initial conversion price, negotiated with outside unaffiliated investors, of $0.75 per share and are automatically converted on the occurrence of certain events.

                  The Series CC Stock has a liquidation preference pari passu with the Series B Stock, after payment of the preferential amount for the Series A Stock, of $45.00 per share of Series CC Stock plus an additional amount accruing at the rate of 8% per annum.

                  The Series CC Stock has antidilution rights for certain issuances below the conversion price. The Series CC Stock has voting rights equal to the number of shares of common stock on an as-converted basis. In addition, as long as there are at least 100,000 shares of Series CC Stock issued and outstanding, the holders are entitled, voting as a separate class, to elect one member of the Company's board of directors.

                  In connection with the sale of Series CC Stock, the Company entered into a Registration Rights Agreement with the Series CC Stock investors. This agreement, as amended, provides that by June 30, 2001 the Company will use its best efforts to prepare and file a registration statement on Form S-3 (provided that at such time the Company is eligible to use S-3 and, if not, use its best efforts to prepare and file a registration statement on Form S-3 at such later date as the Company is so eligible).

                  While the securities were sold by the Company without an underwriter or cash commission, the Company issued to a financial advisor, affiliated with a director, warrants to purchase 445,607 shares of common stock at an exercise price of $0.75 per share with a five-year term in connection with the sale of the Series CC Stock.

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

                  The descriptions of these transactions are qualified in their entirety by the full text of the agreements attached as exhibits to the Company's Form 8-K dated February 5, 2001.

         (d) None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K
         (a) Exhibits:

                  4.39 Form of Stock Purchase Warrant dated January 23, 2001 issued to Hull Capital Corp. and J. Mitchell Hull for an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share (individual warrants differ as to holder and number)

                  4.40 Form of Stock Purchase Warrant dated March 5, 2001 issued to three individual assignees of Hull Capital Corp for an aggregate of 445,607 shares of common stock at an exercise price of $0.75 per share (individual warrants differ as to holder and number)

                  4.41 Letter Agreement dated February 20, 2001 between the Company and The Investor Relations Group, Inc. providing for warrants on 150,000 shares of common stock at an exercise price of $1.00 per share


         (b) Reports on Form 8-K:
                  On February 5, 2001 the Company filed a Form 8-K reporting on the Series CC Stock financing.

                                   SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          VALUESTAR CORPORATION


Date: May 15, 2001                  By:    /s/ JAMES A. BARNES
                                          --------------------
                                          James A. Barnes
                                          Secretary and Treasurer
                                          (Principal Financial Officer and duly
                                          authorized to sign on behalf of the
                                          Registrant)