Form 10KSB
period 2001-06-30
VALUESTAR CORP
filed 2001-09-21
CIK 895262

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,046,407

The aggregate market value of the issuer's common stock held by non-affiliates as of September 17, 2001 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the average of the closing bid and asked prices on that date, was approximately $8,050,000.

As of September 17, 2001 there were 42,470,169 shares of ValueStar Corporation common stock, par value $.00025, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Items 9, 10, 11 and 12 of Part III of this Report is incorporated by reference from ValueStar's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_
================================================================================

                                TABLE OF CONTENTS
                                                                                                                Page
                                     PART I

ITEM 1.       Description of Business                                                                             2
ITEM 2.       Description of Property                                                                            12
ITEM 3.       Legal Proceedings                                                                                  12
ITEM 4.       Submission of Matters to a Vote of Security Holders                                                12

                                     PART II

ITEM 5.       Market for Common Equity and Related Stockholder Matters                                           12
ITEM 6.       Management's Discussion and Analysis or Plan of Operation                                          14
ITEM 7.       Financial Statements                                                                               24
ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               24

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control Persons;                                      25
              Compliance With Section 16(a) of the Exchange Act                                                  25
ITEM 10.      Executive Compensation                                                                             25
ITEM 11.      Security Ownership of Certain Beneficial Owners and Management                                     25
ITEM 12.      Certain Relationships and Related Transactions                                                     25
ITEM 13.      Exhibits and Reports on Form 8-K                                                                   25

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OUR COMPANY

We are a leading provider of ratings, rewards and guarantees on local service purchases. Our ValueStar Customer-Rated Program ("ValueStar Program" or "program") allows consumers and corporate buyers to search for high quality local service merchants, rate their satisfaction and earn rewards and receive a guarantee on their service transactions. Our program is targeted to credit and debit cardholders and promotes cardholder spending on local services. As an infomediary, we enhance online and offline commerce while providing important benefits to buyers and sellers of services. We generate commission revenues from transactions between member service merchants and member buyers. We partner with credit card processors, credit card acquiring banks and credit card issuing banks to provide member cardholders our ratings of local service merchants and a package of benefits including redeemable points, mediation services and a limited money back satisfaction guarantee.

Our ValueStar Customer-Rated Program enables, matches, rates and rewards local service transactions. Our systems interface with credit card information databases (the collective system is referred to as our "transaction engine") and matches qualifying purchases between licensed merchants and registered credit cardholders. Our transaction engine then automatically presents an online or offline survey to buyers that, once processed, provides an update to each merchant's rating score. Merchants can stay competitive in their local marketplace in addition to increasing customer flow and loyalty. Buyers who rate their satisfaction are eligible for benefits including our dispute resolution services, a limited money-back guarantee up to $500, and our ValueStar Reward Points redeemable for products, charitable donations, services and travel.

We developed our program in partnership with global electronic commerce and payments leader First Data Corporation ("First Data"). First Data has recently made strategic investments aggregating $4 million in ValueStar. During fiscal 2001 we entered into two strategic and marketing alliance agreements with subsidiaries of First Data as follows:

     o First Data Merchant Services Corporation ("FDMS") markets our program to their merchant account clients (banks or organizations which market card processing to local businesses). FDMS has also developed with us and is operating a technology platform to automatically match transactions between ValueStar member buyers and ValueStar member service merchants. This automated transaction system tracks matched transactions and provides billing and other processing data to us. This platform can also collect our commissions from participating service merchants by direct debiting of the service merchant accounts.

     o First Data Resources Inc. ("FDR") is marketing our cardholder benefits and creating strategic relationships between ValueStar and FDR's card issuing clients (mostly card issuing banks). FDR has helped us to introduce and market the cardholder benefits of our program as an important new competitive feature to leading credit card issuers in the United States.

We launched our program with First National Bank of Omaha, one of the top 15 credit card issuers in America, in May 2001, activating their cardholders in the Northern California market. Through our relationship with FDR we have signed four letters of intent with credit card issuing banks representing an estimated 49 million active cardholders. Our strategy is to implement our program with these issuers by activating cardholders initially in the California market and then expand operations to other market regions.

We have signed marketing and or data sharing agreements with seven acquiring merchant banks representing an estimated 282,000 service merchants across the United States. These merchant account banks assist us in adding individual member service merchants. Our strategy is to market our program to these service merchants and expand our penetration of service businesses in selected market regions.

We have created and continue to expand a large database of credential data consisting of license information, credit, and legal and state compliance status and business profiles that we aggregate for buyers from databases nationwide. We also verify insurance coverage for merchants that participate in our program. At August 31, 2001 we had approximately 6,000,000 service businesses in our database, essentially all service businesses in the United States. We have approximately 1,050,000 service businesses rated as either ValueStar Verified or ValueStar Customer-Rated across the United States. Our operations are currently focused in the California market region and we have enrolled 3,700 service businesses in California as members in our commission program as of August 31, 2001. Over 7,000 service merchants are enrolled as ValueStar merchant members nationwide.

We implemented our new automated rating and commission-based transaction systems in May 2001 and have generated nominal revenues from this new program. We expect, but there can be no assurance, to activate additional cardholders in fiscal 2002 and expand our operations beyond the Northern California market region.

We pioneered rating and licensing of a service brand for local service merchants in 1992 in Northern California. In 1996 we launched our Internet site providing free information and communication links between local merchants and buyers. In July 1998_ we expanded operations into Southern California and by 1999 we were operating in eight regions in the United States. In July 1999 we commenced the design and development of our new ValueStar Customer-Rated Program targeted at credit cardholders described above. In July 2000 we began a marketing transition from our prior fixed-fee licensing program to our new transaction commission program. At this time we also began to focus our merchant marketing efforts on only the Northern California region to support the First National Bank cardholders and prepare for the planned activation of additional Northern
California cardholders. While our focus is on the commission-based program, merchants may elect to join on a fixed fee basis as an option.

We were incorporated in Colorado in 1987. Our operations are conducted through our wholly owned California subsidiary, ValueStar, Inc., incorporated in 1991. Our principal executive offices are located at 360-22nd Street, Suite 400, Oakland, California, 94612. Our telephone number is 510-808-1300 and our Internet Web site is www.valuestar.com. The information found on our Web site is not part of this annual report.

OUR MARKET OPPORTUNITY

We believe there is a compelling buyer need for unbiased ratings on local services. North America contains fragmented, highly competitive local service industries. This creates a large number of choices for buyers. For local service businesses, it is increasingly difficult and costly to differentiate on quality or customer satisfaction due to the proliferation of claims by these businesses, the growth of new media outlets, competition and increasing buyer skepticism. We believe buyers want to know which businesses are better. This need for unbiased reliable information has been a factor in the growth of Consumer Reports magazine (product evaluations and ratings), J.D. Powers (customer satisfaction ratings on vehicles, computers and other businesses) and the growth experienced by consumer and market research companies.

The total dollar value of buyer services transacted in the United States in categories rated by ValueStar is estimated at over two trillion dollars annually based on 1998 U.S. Department of Commerce statistics. These services include auto, home, health, personal, professional and business-to-business services. According to information analyzed from the U.S. Bureau of Labor Statistics' 1998 Consumer Expenditures Survey, our research indicates that the top 60% of American households spend approximately $7,800 per year on local services, while total business-to-business spending exceeds this amount. We believe that there is a need and a demand for local ratings of service merchants comparable to that available on many products. We believe that the more than six million service businesses in the United States (estimated from data supplied by InfoUSA) that make up the service and professional business market provide a large opportunity for ratings. And although directory type information is available from yellow page listings and city guide services and certain information about complaints is available through the Better Business Bureau, our research indicates buyers want to know which companies have adequate credentials and those that have been rated high in customer satisfaction.

The credit card industry is mature and highly competitive. According to industry reports, seventy percent of American adults carry an average of 4.3 credit cards and, even though new card solicitations flood mailboxes, cardholder growth has slowed. We offer the credit and debit card industry and other membership organizations a new, free member benefit program to aid in reducing member attrition rates, increasing credit card use for service shopping and increasing new cardholder acquisition rates.

OUR SOLUTION
We respond to the needs of buyers and sellers of local services by providing:

     o A free, searchable database of rated service businesses meeting certain licensing, state compliance, credit and legal status. We intend to increase the distribution of this data primarily through alliances with Internet portals and yellow page listing services.

     o Certifications of the top-rated service businesses from statistically valid surveys of actual transactions with prior customers. Our technology allows rating surveys to be completed automatically by customers after a transaction between a member buyer and member seller. We can also survey prior customers by telephone for those service merchants that wish to become rated more rapidly.

     o New benefits to buyers that purchase from ValueStar Customer-Rated service businesses. These benefits include:

               o ValueStar Rating Points redeemable for travel, products and services

               o  Complaint resolution services

               o A money-back satisfaction guarantee (up to $500, subject to limitations)

     o The ability for buyers to use a variety of technology tools to access, search and shop among competing, but rated, service businesses without limiting the buyer to a limited number of discount or referred businesses.

     o The ability for quality sellers to attract large numbers of affluent cardholders as customers while differentiating themselves from other sellers.

We believe consumers want to find the best companies with the best information, want to be treated as a special customer as they purchase, and, if things go wrong, want outside help getting a fair resolution. And finally, if they are still not happy, they want their money back. Our Customer-Rated Program and package of benefits respond to these consumer needs.

We believe businesses want access to new quality buyers and want to distinguish themselves from their competitors on value. We have over nine years of experience helping quality service businesses use ValueStar ratings to improve their operations.

OUR STRATEGY

Our objective is to be the leader in providing local service ratings and content to enhance commerce in local services. To accomplish this objective we intend to:

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

     o Deliver accurate, trusted and relevant content on local service businesses by:

               o  Maintaining high-quality credential certifications

               o Certifying service business customer satisfaction only on the basis of proven transactions with real customers

               o Providing buyers compelling benefits to participate in rating service businesses

     o Generate transaction based revenues by providing relevant benefits to buyers, sellers and partners (card issuers and merchant banks):

               o Buyers receive superior information, loyalty points, mediation services and satisfaction guarantee

               o Buyers have power because the service business knows the buyer can rate satisfaction

               o  Sellers obtain access to new quality conscious buyers

               o Sellers obtain access to a rating brand that will help differentiate their company from other competitors

               o Partners participate in a recurring transaction-based revenue stream

     o Develop and improve our technology and data to provide the most relevant information to facilitate commerce in local services.

     o   Expand  our  brand  and   influence   throughout   North   America  and
         internationally in selected foreign markets.

Prior to the development and launch of the transaction-based ValueStar Program attached to credit and debit cards, we offered only a fixed fee rating program for service merchants in eight market regions. Merchants have the option to elect a fixed fee of $995 and up as an alternative to the commission program which is generally capped at a maximum of $3,000 per annum. Our strategy is to focus the rollout of our new transaction program in the Northern California region and thereafter expand both the number of participating credit card issuing banks and the number of market regions. Our business strategy requires a balance in each region between the number of member cardholder consumers and the number of member service businesses.

THE VALUESTAR SHOPPING EXPERIENCE
Consumer and business buyers are automatically enrolled into our program by their credit card issuing bank or they may enroll online on our Web site. Buyers use our ratings and content to quickly identify highly rated local service and professional businesses (including auto, home, health, personal and professional providers of services) and to make better shopping choices. Our credential data, identified by the ValueStar Verified mark, assures buyers that the listed service businesses have the requisite licensing (when required) and lack of negative legal and credit status. Our top tier ValueStar Customer-Rated marks are based on passing insurance requirements, listing credentials and participation in ratings. A study conducted by Public Research Institute in 1993 and updated in 1996 concluded that 2 out of 3 customers who knew a business had earned ValueStar's rating were influenced by this factor in selecting that service business.

Buyers seek to avoid problems by using ValueStar rated businesses. In addition, by registering with ValueStar and rating the merchant experience online after a purchase, buyers receive a package of ValueStar benefits.

In addition to service merchant advertising and marketing, buyers are exposed to qualified ValueStar merchants on our Web site and in ValueStar Reports, a publication listing highly rated service merchants by service category. We currently distribute ValueStar Reports primarily to member cardholders.

We also provide a number of technology tools to assist buyers of services. In addition to anytime access to ValueStar ratings through our Web site and listings by alliance partners, buyers can directly access and communicate with rated service companies through e-mail and Web links from our Web site or from associated Web sites. After conducting a search for a specific type of top-rated business, buyers are able to conduct their own personal simultaneous e-mail request search by using our SmartShopper service to send requirements to selected top-rated companies with one simple form. We intend to continue to enhance the technology available to buyers by adding features, products, services and additional benefits.

VALUESTAR SERVICE BUSINESS EXPERIENCE

Our licensed member businesses use the ValueStar program to (a) bring in more qualified customers, (b) convert shoppers to buyers, (c) reduce pricing pressure on services, (d) distinguish their services from competitors, (e) improve customer loyalty, (f) increase customer referral rates, (g) speed up the selling cycle and increase their sales rate, (h) improve employee morale, (i) enhance marketing and advertising promotions, and (j) improve business reputation.

Our free listing of rated businesses on the Internet offers small business owners a presence on the Web at no additional cost. Our alliances with Internet portals and our SmartShopper service offer businesses Web generated traffic. We also offer businesses the opportunity to link their Internet site with our Web site. As we activate more cardholders, member merchants are exposed to larger numbers of affluent buyers.

While we rate and provide data on a large number of local companies, not all participate in the ValueStar Customer-Rated program. Licensees in this program are offered a package of benefits and agree to pay either a fixed annual fee or a commission-based fee (generally 5% of matched transactions between participating service merchants and ValueStar member buyers). Local service companies that earn the ValueStar Verified or ValueStar Customer-Rated symbols are invited to become a ValueStar member company and abide by the ValueStar Customer's Bill of Rights. ValueStar member companies agree to be rated by consumers or buyers registered with ValueStar and agree to maintain credential and customer satisfaction standards and abide by written complaint resolution procedures.

ValueStar licensed member companies receive the following benefits:

     o   A flow of new, quality-seeking customers.

     o   Enhanced loyalty from new and existing customers

     o A license to use the ValueStar ratings and brands in all of their marketing activities to differentiate their company based on quality and assurance.

     o A package of signs, labels, brochures, other materials and training to maximize their implementation of the ValueStar member program.

Our brand recognition is enhanced through daily use by businesses in all manners of advertising and media supplementing our marketing and promotion activities to create and enhance buyer, business and brand awareness.

PARTNERSHIPS AND ALLIANCES

Our key partners include First Data as our credit/debit card processor, card issuers, merchant account banks, content distribution channels and data suppliers. First Data is marketing our program for the benefit of its card issuing and merchant processing clients and to earn processing commissions. Card issuers add ValueStar benefits to their card offerings to increase the value of their card, reduce cardholder attrition rates, increase card use for services and to earn referring commissions. Merchant account banks and related sales organizations elect to market our Customer-Rated Program to their local service merchants to expand the number of merchants that accept credit cards and to provide those merchants access to new quality seeking customers and to earn referring commissions. Distribution channels add ValueStar Ratings to their print product or Internet site to provide their users with important local shopping information and increase user trust. Data and other suppliers provide important credential information to assist us in rating service merchants across America and support our benefit program.

First Data Corporation

We believe that our First Data partnership provides us a significant marketing and competitive advantage. First Data has a leading position in the marketplace as the largest payment processor in the world. Its First Data Resources division provides processing services for 1,400 card issuers and 343 million consumers worldwide. Its First Data Merchant Services division provides processing services for more than 2 million domestic merchant locations.

We have two alliance agreements with First Data:

     o First Data Merchant Services (FDMS) operates the ValueStar matching engine, matching registered cardholder transactions with ValueStar Customer-Rated companies. In those instances where we have negotiated appropriate agreements, FDMS collects ValueStar's commissions from the participating merchant account and remits to ValueStar. FDMS also markets the ValueStar Customer Rated Program to its merchant bank clients that in turn market these benefits to the local service companies through statement inserts and sales representative networks.

     o First Data Resources (FDR) has close relationships with many of America's top debit and credit card issuers. FDR markets the ValueStar Customer Rated Program to its issuer clients and has assisted ValueStar in obtaining letters of intent with four leading credit card issuing banks representing an estimated 49 million active cardholders.

We also have a service relationship with a provider of ancillary credit card data services that allows us to access data and match certain transactions not processed by First Data. Accordingly, we believe we have the potential to access, subject to appropriate data agreements with merchants, issuing and merchant banks and processors, over 54% of transactions in the United States. We have additional data agreements with American Express, NOVA and others such that we are able to obtain transaction data from Visa, MasterCard and American Express card merchants. We continue to work to expand our capability to match transactions and to automate the collection of commissions through merchant accounts.

Card Issuers

We have signed a benefits agreement with First National Bank of Omaha (FNBO) and we have activated approximately 9,400 cards in the California market. This pilot has allowed us to test our systems, which became fully operational in June 2001. We expect, but there can be no assurance, that we will activate the balance of FNBO's cards as we expand market regions. We have also signed letters of intent with four leading credit card issuers (MBNA, Wells Fargo, Fleet Bank and Chase) with an estimated 49 million active cardholders of which an estimated 3.8 million are in the California region. Our strategy is to activate each issuer as mutually agreed and as technical and program details are coordinated with our organization and each issuer. We then intend to activate additional cardholders for issuers in new market regions. We continue to seek additional card issuers and other aggregators of buyers to enroll buying members into our program. We compensate issuers by sharing transaction commissions. There can be no assurance we will be successful in finalizing contracts with the credit card issuers or activating cards with these issuers.

Merchant Account Banks

A number of merchant account banks are agreeing to assist us to enroll individual service merchants in the ValueStar Customer Rated Program. In some instances the merchant bank processor provides sales leads to us and in other marketing arrangements the merchant bank representatives present and market our program. As of the date of this report our marketing agreements include the following merchant processors:
                                                                     Estimated
                                                                     Number of
                                                                      Target
                                                                     Merchants
                                                                     ---------
         Cardservice International                                     50,000
         Unified Merchant Services                                     40,000
         Wells Fargo                                                   40,000
         First Virginia                                                10,000
         United California Bank                                        10,000

We have only commenced co-marketing to the above target merchants through these marketing alliances and there can be no assurance we will be able to enroll any significant number of the above merchants into our program.

We also have data sharing agreements that allow us to match transaction data, subject to appropriate agreements with service merchants, with the following merchant account banks:

                                                                      Estimated
                                                                       Number
                                                                      of Target
                                                                      Merchants
                                                                      ---------
         Nova Information Systems                                      90,000
         Bank of America                                               42,000

With the above merchants, if they are members of our program, we will be able to capture matching transaction data. There is no assurance any significant matching activity will occur with these merchants.

Our goal is to obtain additional data and or marketing agreements with other merchant account banks and to expand our relationship with existing merchant with whom we have data sharing agreements with to expand them into marketing agreements, although there can be no assurance we will be successful in finalizing such agreements or expanding the number of merchants enrolling in our ValueStar Customer-Rated Program. Currently, we have marketing and or data agreements with four of the top ten merchant account banks.

Distribution Partners

We are granting prospective distribution partners licensing rights to display ValueStar ratings on their Web site or in print. The first major alliance we have developed is with online yellow page provider Bell South (RealPages.com), scheduled to launch in January 2002.

TECHNOLOGY AND INFRASTRUCTURE

We believe that our First Data technology partnership and database information systems separate our service from other listing and referral services. We have built a scalable user interface that is based primarily on internally developed proprietary software. The main component of our service is the First Data operated merchant processing systems and our database architecture. We have also automated the processing of certain data elements from government and private databases important in determining aggregate credential information.

Our systems are designed to provide access to our Web site 24 hours per day, seven days a week. GlobalCenter, a provider of Web and application hosting solutions to businesses, which provides redundant communications lines and emergency power backup, provides physical hosting and communications systems. We have designed our systems based on industry standard technologies and have engineered them to minimize system interruptions in the event of outages or catastrophic occurrences.

Our system is designed to generate transaction commissions from service sales that are driven by ValueStar ratings and create continuously updated customer satisfaction ratings on local businesses driven by actual purchases. After a ValueStar buying member makes a purchase from a ValueStar member business, a short customer satisfaction survey is generated for the buyer to complete. Each completed survey is tabulated updating the business member's rating scorecard and recalculates its total average rating score. At predetermined threshold levels, the business member's rating brand is automatically changed to a higher or lower rating symbol level.

We have developed systems to aggregate commission information and we can either collect commissions automatically through merchant accounts or invoice individual service merchants. We have also developed systems to aggregate and track processing fees as well as referring issuing and merchant referral sources in order to pay commissions. Processing and referring commissions vary but are expected to average approximately 20-25% of collected commissions.

We have also developed systems to track buyer points and guarantees. We expect these benefits to approximate 20-25% of collected commissions. We have systems to monitor these costs by buyer and service members in order to take appropriate steps to manage abuses and control costs for these benefits.

Our buying members may register their credit cards online with ValueStar to conveniently receive their ValueStar benefits with each purchase. In most cases, we expect our buying members will use a pre-registered credit card issued by a participating credit-card-issuing bank or other membership organization.

Our buying members may also purchase services from ValueStar member businesses using cash, checks or unregistered credit or debit cards. In these cases, ValueStar buying members may complete a survey online, and we verify the purchase. After verification, the buying member receives ValueStar benefits, and the rating score is posted.

For the successful operation of our system, we rely in part on information and processing provided by First Data, other processors and credit card issuing firms and merchant account banks. The failure of these third party systems or the loss of these relationships would adversely affect our revenue model and future operating results.

Buyers have free access to ValueStar ratings from popular Web sites, portals and ValueStar.com. Buyers do not have to register to use ValueStar ratings and can shop and purchase any way they want. Once a buyer finds a list of rated companies in the desired area and industry, the buyer is not forced to fill out forms, or participate in an auction or reverse marketplace. A buyer may pick up the telephone and call the company, email the company, or use our SmartShopper service. SmartShopper allows a buyer to send one email request form to multiple companies simultaneously.

RATINGS, SALES AND MARKETING

We have designed our rating, sales and marketing strategies to acquire large numbers of buyers and sellers interacting through the use of ValueStar ratings. Our sales strategy focuses on adding credential verified service businesses into our Customer-Rated member program. Our primary method of adding buyers is through credit card issuers. We have designed our marketing strategy to increase business sales, support business development and increase brand awareness.

Ratings

We continuously update our credential ratings of each local service company on a credential basis. At August 31, 2001 we had approximately 1,050,000 service business rated as either ValueStar Verified or ValueStar Customer-Rated. We have developed proprietary methodology and systems to access certain government, commercial and proprietary databases and other businesses to gather our credential based data.

We do not presently charge businesses for credential (Verified) ratings but perform these ratings to provide the database for our program offering. We currently charge a fee ranging from $0 to $570 to perform the customer satisfaction research for those verified businesses applying to become Customer-Rated through telephone surveys.

All Customer-Rated business applicants receive a ValueStar Research and Rating Report with the results of our research. Successful applicants may license the use of the ValueStar Customer-Rated mark, pursuant to contractual guidelines specified in the terms of our license agreement, in their advertising, collateral and sales materials, stationery, signage, announcements, bid forms, etc. A rated and certified business also receives a ValueStar certificate, program manual and labels for their doors and letterhead.

Merchant Enrollment

We market our license program to local service businesses from leads or introductions from merchant bank processing partners and through our own marketing and sales activities. At August 31, 2001 approximately 7,000 service businesses were enrolled and licensed into the ValueStar Customer-Rated program nationwide, 3,700 in California. These businesses have agreed to either pay commissions on transactions with our member buyers or pay us an annual fixed licensing fee.

All service businesses and professionals located in market regions we serve may apply to be rated. These include more than 700 industry categories within five broad groups: Automobile Services (examples include auto body shops, auto repair, and towing firms), Health and Well Being Services (examples include acupuncture, physicians and dentists and health clubs), Home Services and Repairs (examples include alarm companies, carpet cleaners, movers, locksmiths and roofers), Personal Services (examples include beauty salons, limousine services and travel agents) and Professional Services (examples include accountants, attorneys, employment services, insurance and real estate brokers).

Buyer Enrollment

Our primary method of buyer member enrollment is through credit card issuers. With the assistance of First Data marketing representatives we target credit card issuers to add the ValueStar program to their card benefits. Once a letter of intent is negotiated, our technical and marketing staffs commence working through the technical interface and marketing issues unique to each issuer. Thereafter a definitive agreement is executed and cards are activated into the program.

A part of the program activation is one or more communications to individual cardholders informing them of the new benefit and the ValueStar program. We intend to employ a variety of marketing strategies to encourage buyers to use their cards with ValueStar member service merchants.

Marketing

Our marketing strategy involves a variety of traditional and online marketing programs as well as our business development and promotional activities. We have employed radio and billboards in the past and expect to use these methods in the future to increase brand awareness and encourage businesses to apply to be rated.

We expect that our alliance partners will be an important part of our promotional efforts in the future as they inform their members about the advantages of ValueStar benefits. We also employ co-branding with ValueStar Customer-Rated merchants as a key strategy to expand ValueStar brand awareness.

COMPETITION

We are not aware of a directly competitive rating service targeted for a broad range of service industries. Our agreements with First Data contain certain restrictions regarding processing for competitors of ValueStar. However, competitive offerings may develop in the future. We compete for the limited budgets for spending on advertising and promotions among service and professional businesses. We compete with a wide range and variety of offline competition including yellow page publishers, newspapers and periodicals, radio and television stations and other forms of advertising employed in the consumer service marketplace. Other current and potential competitors include online and offline referral agencies, listing services, complaint agencies, service guide publishers, industry specific certification marks and others. The competition for service business advertising and promotional funds is intense. There are a large number of competing firms and a wide variety of product offerings.

The Internet is intensely competitive with limited barriers to entry. There are a number of potentially competitive companies engaged in facilitating commerce on the Internet including service business listings, comparison services, auction sites, merchant guides, referrals buying guides and information sites. We expect new Internet competition may develop and intensify in the future.

There is also intense competition from a large number of companies that offer cardholder benefits or incentive or marketing programs to cardholders. These competitors make it more difficult to gain cardholder members and may create confusion in the marketplace thereby limiting the effectiveness of ValueStar's program.

We believe that the principal competitive factors in our market are brand recognition, the depth of distribution of our ratings and credential data, comprehensiveness of service business coverage, the quality and nature of our content, our Web site user-friendliness, and the quality of results obtained by buyers and sellers.

We expect to experience significant competition in the future from categories that we have identified above as well as new entrants. Other companies with strong brand recognition, technical expertise and experience in online and offline commerce and direct marketing may seek to compete in the rating and credentialing market. Many of our competitors have significantly longer operating histories, larger and broader customer bases and greater technical expertise, brand recognition and online commerce experience than we have. Many of our competitors may be able to devote significantly greater resources than we have available for marketing and promotional campaigns, attracting traffic to their Web sites, hiring and retaining key employees and developing Web site and other systems. In addition, barriers to entry for rudimentary service business listings or referral services are low, and new competitors may be able to offer competing services at relatively low cost.

RESEARCH AND PRODUCT DEVELOPMENT

Prior to fiscal 2000, our research and product development expenses associated with the design, development and testing of our programs and services were not material. In the first quarter of fiscal 2000 we commenced the design, development and testing of our transaction rating and revenue program. In the course of development we created (a) proprietary content on the majority of service businesses in the United States, and (b) an database system that generates commissions from transactions driven by the content through database links to major credit card processors. The goal of our development is to position ValueStar as the dominant rating program of local service businesses.

During the year ended June 30, 2001 and 2000 we expended $6,432,069 and $5,860,062, respectively, on research and product and content development. These costs consist of (a) capturing and verifying credential data on a large number of service companies in the United States (our proprietary content), (b) developing systems to store, monitor and update this content, (c) developing systems to register consumers and (d) developing systems to monitor and generate commissions based on transactions between buyers and sellers of local services. These systems were developed and operational at June 30, 2001.

We expect to incur additional costs to modify our systems, from time to time, to match the databases of specific card issuers. We also seek to maintain and advance our market position by continually enhancing the performance of our Web site and the services and benefits we provide to buyers, sellers and partners. We expect that enhancements to our site and services will come from both internally and externally developed technologies.

EMPLOYEES

As of August 31, 2001, we employed 59 full-time persons, of whom 5 are in senior management, 25 in marketing and sales, 6 in research and rating, 15 in technology and systems, and 8 in accounting and administration. We employ up to 5 part-time personnel from time to time and use outside contractors from time to time for various marketing and other services. None of our employees are represented by a collective bargaining arrangement and we have experienced no work stoppages. We consider our relations with employees to be favorable.

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

TRADEMARKS, SERVICE MARKS AND OTHER PROPRIETARY RIGHTS

We own a U.S. federally registered trademark on "ValueStar" and the "ValueStar Certified" symbol and have applied for trademark protection on "Consumer ValueStar" in Canada and "ValueStar Certified" in the European Community. We have also received a registration for "Only the Best Pass the Test" as a service mark in the U.S. We consider our trademarks and symbol to be material to our business. We intend to vigorously protect and defend our trademarks against infringement and other unauthorized use. We are not aware of any other significant infringement or other unauthorized use of our trademarks. We cannot assure that we can protect our trademarks and symbol. The loss or infringement of our ValueStar trademark and symbol or our inability to protect our mark adequately would have a material adverse effect on our business and operations. It is possible that competitors or others will adopt service names similar to "ValueStar", thereby impeding our ability to build brand identity and possibly leading to customer and consumer confusion.

We seek to maintain certain aspects of our business operations as trade secrets. We have developed consumer and business databases, training systems, software and systems that are proprietary. With the increased use of patents to protect service products and techniques, we have one pending patent and review the use of patent applications as a tool to protect new products and services. There can be no assurance of future patents or protection.

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

Privacy is one of America's long-standing concerns, and the issue of privacy on the Internet is the latest manifestation of that concern. We are sensitive to those concerns and have created a privacy policy to govern our Internet data collection, which we believe is consistent with present laws and regulation. We have examined our new business model in light of the recent Gramm-Leach-Bliley Act ("GLB"), signed into law in November 1999, which regulates many aspects of financial privacy, both on and off the Internet. Our conclusion is that compliance with GLB, which primarily involves adequate and thorough disclosure, will not adversely impact our business model.

The Company has adopted, and is in the process of implementing, a comprehensive policy on protection of credit card numbers and other sensitive data. Key elements of that policy involve access control (physical and personnel), prevention (firewalls, encryption, and security updates) and detection. We have already passed one security review by a potential issuing partner. We have an Internet security firm monitoring our site on a daily basis, looking for vulnerabilities.

We are implementing procedural and physical restrictions limiting the ability of unauthorized persons to access sensitive data. Our data is behind firewalls and encrypted, programs will be updated as new features are developed, and we intend to install systems and equipment for automated and human monitoring for unauthorized access and vulnerabilities.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate and operating offices are located in approximately 20,000 square feet of improved office space consisting of the fourth floor located at 360 - 22nd Street, Oakland, California. This facility accommodates administration, sales and marketing and research and rating personnel. This facility is leased pursuant to three five-year leases expiring simultaneously in January 2005 at a monthly rate aggregating approximately $28,400. This facility is adequate for present operations but should we expand or elect to provide new products or services, then we may require additional space in the future. We believe that additional office space at reasonable leasing rates is available in the greater Oakland area should additional space be required in the future.

ITEM 3. LEGAL PROCEEDINGS

In February 2001, a former vendor, Insurance Data Services, invoked an arbitration clause in a services contract that was executed in March 2000. The vendor alleges non-performance of the contract and requested damages in excess of $1,500,000. We dispute the damage claim, allege that we were improperly induced to sign the contract, and allege that the contract contains an unenforceable penalty. The vendor has not filed for an arbitration date and none is set. Our financial statements include an accrual for $500,000 representing the aggregate net penalties that we believe could be construed from the contract should it be enforced against us.

We are involved from time to time in routine litigation incidental to the conduct of our business. Other than described above, there are currently no material pending legal proceedings to which we are a party or to which any of our property is subject.

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

The following table sets forth the high and low bid quotations for our common stock for the fiscal years ended June 30, 2001 and 2000 as provided by the NASD.


                                                             Bid Quotations
                                                         High              Low
                                                         ----              ---
         Fiscal Year Ending June 30, 2000
           First Quarter                                $1.9375          $1.3125
           Second Quarter                               $8.8750          $1.7500
           Third Quarter                                $8.0625          $5.9375
           Fourth Quarter                               $6.5000          $2.6875
         Fiscal Year Ending June 30, 2001
           First Quarter                                $3.9375          $1.8750
           Second Quarter                               $2.5000          $0.8750
           Third Quarter                                $1.0781          $0.6875
           Fourth Quarter                               $0.7500          $0.2700


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

We had 182 holders of record of our common stock at June 30, 2001, which we believe represents approximately 700 beneficial owners. We have never paid a cash dividend on our common stock and do not expect to pay cash dividends in the foreseeable future. No cash dividends may be paid on our common stock unless a like cash dividend has been paid on our preferred stock on an as-converted-basis. We are also obligated to pay accrued cumulative stock dividends to our holders of Series A preferred stock on conversion to our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

No equity securities were sold during the year ended June 30, 2001 under an exemption from the Securities Act that were not previously reported in prior quarterly filings or described in the following paragraphs. All such sales were made under an exemption from either Section 4(2) or Rule 506 of Regulation D under the Securities Act.

On April 25, 2001, ValueStar Corporation (the "Company") commenced the sale of 12% Convertible Notes ("Notes") with shares of common stock. Through June 30, 2001 the Company sold an aggregate of $3,959,590 of the Notes for cash, prior cash advances or in lieu of cash fees and issued a total of 19,797,950 shares of common stock to 42 holders of the Notes ("Note Shares").

The Notes bear interest at the rate of 12% per annum payable in cash at maturity on April 30, 2002 or payable in kind if the Notes are converted into a subsequent round of financing. The Notes plus accrued interest are designed by their terms to be automatically convertible into a proposed senior convertible note and warrant financing at a later date, subject to certain conditions. There can be no guarantee that the Notes will convert into a future round of financing on such designated terms or otherwise.

Entities affiliated with directors purchased $1,446,648 of the Notes and were issued 7,233,240 Note Shares. This includes $159,590 of Notes and 797,950 Note Shares issued in consideration of an aggregate of $159,590 in finders fees owed to Hull Capital, an entity related to and controlled by a director of the Company.

In connection with the sale of the Notes, certain holders of the Company's Series A, B and CC preferred stock waived preemptive rights for the sale of the Notes. Holders of the Company's Series CC preferred stock also (a) amended certain provisions of their registration rights agreement to modify the best effort Form S-3 registration filing date to September 30, 2001.

While the securities were sold by the Company without an underwriter or cash commission, the Company paid finders fees as described above and may be obligated for additional fees to an unaffiliated party of $22,500.

All of these securities were offered and sold without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption provided by Section 4(2) thereunder and/or Regulation D, Rule 506 and appropriate legends were placed on the Notes and Note Shares.

The above description of the Note and Note Share financing is qualified in its entirety by the full text of the agreements filed as exhibits to our Form 8-K's dated May 29, 2001 and July 11, 2001.

SUBSEQUENT SALE OF CONVERTIBLE NOTES WITH COMMON STOCK
Through the date of this annual report, we sold $1,330,000 of additional Notes and issued 6,650,000 Note Shares on the same terms as described above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We are a leading provider of ratings, rewards and guarantees on local service purchases driven by credit and debit cardholder spending. As an infomediary we enhance online and offline commerce between buyers and sellers of services by offering ratings enabling buyers to quickly determine the best local service merchants. Our ValueStar ratings are provided on the Internet at , on other partner Internet sites, in our ValueStar Report and through promotions by rated businesses. Our goal is to position ValueStar as the dominant rating system for local service providers and grow our commission-based system matching buyers and sellers of local services. Our services are free to consumers.

Starting in December 1999 we began a transition from fixed rating and certification fees to percentage commission fees based on the value of transactions between member service companies and member buyers. In partnership with First Data Corporation, we have created systems to match and collect transaction commissions and perform ratings for service transactions. Our new systems create continuously updated customer satisfaction ratings collected from the actual purchasers of local services. We also provide benefits to buyers purchasing from member businesses.

In addition to creating proprietary rating content on America's service companies, we are expanding strategic relationships that provide data, process transactions and increase the distribution of ValueStar's branded ratings. Important relationships and developments include:

     o In June 2000 we entered into a database agreement with InfoUSA, Inc. to receive certain raw database information.

     o In September 2000 we announced a pilot program for the San Francisco Bay Area credit card holders of First National Bank of Omaha. This program was launched in the fourth fiscal quarter ended June 30, 2001.

     o In November 2000 we announced two strategic and marketing alliance agreements with global electronic commerce and payments leader First Data Corporation. First Data is marketing the ValueStar Customer-Rated program to merchants through participating merchant acquiring clients, while helping us market cardholder benefits to issuer clients. First Data has also developed and has agreed to operate systems to match transactions between registered buyers and licensed ValueStar rated service businesses.

     o In January 2001 we entered into a ratings distribution agreement with BellSouth RealPages.com. We expect to be a primary third-party content partner for RealPages.com to supplement service business listings.

     o In January through May 2001, through the assistance of First Data Resources, we signed four letters of intent with credit card issuing banks representing an estimated 49 million active cardholders. Our plan is to enter into definitive contracts with these issuers and commence providing ValueStar ratings and benefits to cardholder members while collecting transaction commissions between these cardholders and ValueStar member service businesses.

     o Through early August 2001 we have signed marketing and or data sharing agreements with seven major acquiring merchant banks representing an estimated 282,000 service merchants across the U.S. that are eligible to participate in the ValueStar program. Our strategy is to market our program to these service merchants and expand our penetration of service businesses in selected market regions.

At August 31, 2001 we had approximately 1,050,000 service businesses rated as either ValueStar Verified or ValueStar Customer-Rated. While this rating information is important to consumers, our strategy is to license our ValueStar

Customer-Rated program to these businesses. While we used to operate fixed fee licensing in eight market regions, we are currently targeting licensing efforts in the California region for activation of credit and debit cards into our commission program. We had approximately 7,000 licensed service businesses nationwide at August 31, 2001 (approximately 3,700 in California) compared to approximately 5,500 nationwide at June 30, 2000.

Our future business is predicated on creating and maintaining a growing number of member buyers and sellers transacting commerce in local services. We expect a majority of our future revenues to be derived from commissions based on the value of transactions between member buyers and sellers of local services. Renewals of businesses from year to year will impact future operations as we expend funds enrolling new businesses in our member program.

In order to more efficiently collect commissions we capture automated credit card transactions through the use of third party matching partners. These matching partners provide data on transactions that occur between member businesses and member buyers, as permitted by various data agreements. We enter into agreements with individual banks or processors authorizing access to transaction data. Upon receipt and matching of transaction data, we are able to calculate commission fees and invoice or debit member businesses.

Our staffing has varied significantly in the last year as we have developed business rating content and systems. We have in the past and expect to continue to use outside contractors for certain services. We reduced our staffing from 140 in December 2000 to approximately 59 at the date of this report in connection with the completion of rating content on the 1,050,000 businesses and development of our computer systems. Our future activities may include maintenance and expansion of rating content on businesses and maintenance and enhancement of our software and systems. The reduction in personnel and development costs has reduced monthly operating costs by over 50% as we have streamlined operations to focus our resources on our First Data strategic relationship and the major credit card issuing banks that have expressed their intent to incorporate our program as a benefit for their cardholders.

Future operations will be impacted by changes in cost structure and elections regarding new product development, advertising, promotions and growth rates. Future growth of our operations will depend on our ability to raise additional working capital and, due to the nature of our operations, such growth would contribute to continued operating losses in the foreseeable future. See "Liquidity and Capital Resources" and "Business Risks" below.

REVENUE AND COST RECOGNITION

During fiscal 2001 a majority of our revenues were from fixed certification fees ranging from $995 to approximately $2,000 depending on business size. These fees are recognized on a straight-line basis over the term of the fixed fee agreement, usually twelve months. Research and rating fee revenue, ranging up to $570 but often waived or discounted, is deferred until the research report is delivered. Sales of marketing materials and other tangible property are recognized as materials are shipped. From time to time we provide discounts, incentives from base pricing, refunds and payment terms on fees. Refunds have averaged 5% of fixed certification fees during the last two years.

We expense sales, research and rating costs as incurred. Costs incurred in printing and distributing our ValueStar Report publication for buyers and any related revenues are recognized upon publication.

In fiscal 2002 we expect a majority of our revenues to be derived from commissions, generally 5% subject to annual caps, from transactions between member buyers and sellers of local services. In certain industries where collection of commissions is prohibited and in other instances we employ a fixed annual license fee. We may provide payment terms and discounts from time to time. We also provide a package of buyer benefits applicable for the term of the business license. These benefits are categorized under Buyer Benefits as a cost of sales related to our revenues.

RESULTS OF OPERATIONS

REVENUES. Revenues consist of certification and rating fees from new and renewal business applicants, commission fees on a percentage of the value of transactions between member buyers and member sellers, sale proceeds from information materials, premium listings in our ValueStar Report, and other ancillary revenues. We reported total revenues of $1,046,407 for the fiscal year ended June 30, 2001, a 50% decline over revenues of $2,090,773 for the prior fiscal year. The substantial decrease in revenues is due primarily to the commencement in July 2000 of recognizing certification revenues on a straight-line basis over the term of the annual license corresponding to the term we expect to provide benefits to buyers transacting with a Customer-Rated Service Provider and from a change in focus from the fixed rating and certification fee revenue model to a commission based program between member service companies and member buyers, with the commission based system being activated in May 2001. At June 30, 2001 we had deferred revenue from such fees of $366,208 compared to no deferred certification revenue at June 30, 2000. The change in recognizing revenues was due to the change in our product offering and the addition of benefits to consumers not previously part of the program. If we had recognized revenues in the prior year using the current fiscal year method, we would have reported total revenues of approximately $1,357,870 in fiscal 2000. The balance of the decrease in revenues in the current year compared to fiscal 2000 is due to our renewing many of our existing service businesses into the commission-based program for the Northern California market instead of the fixed fee program. Additionally, essentially all new business sales have been enrolled in our commission-based program, which only recently began contributing revenues.

During fiscal 2001, certification fees accounted for 62% of revenue, compared to 77% for the prior year. Revenues from commission fees, stemming from the transaction matching engine released in May and June 2001 were nominal as the program only commenced at June 30, 2001. Revenues for the fourth fiscal quarter ended June 30, 2001, were $280,972 compared to $419,895 for the prior year comparable quarter or a 33% decrease. In the fourth quarter of fiscal 2001 we were earning fixed certification fees from a portion of only one market with our other markets converted to the commission program. By July 2000 we focused merchant sales and marketing only on the Northern California market.

Revenues for the year from premium listings in our ValueStar Report and on our Web site were $120,726, a decrease of 43% from the $210,520 for the prior year. The decrease is due to a focus of resources on developing the new commission program during fiscal 2001 and less marketing efforts on listings.

Our revenues can vary from quarter to quarter due to (a) management's decision on the mix of sales effort between enrolling local service providers into commission based vs. fixed fee based programs, (b) the impact of distributing the ValueStar Report to buyers and the adoption rate of spending by those buyers at ValueStar member businesses, (c) seasonality, (d) effectiveness of sales methods and promotions, (e) levels of expenditures targeted at prospective businesses, (f) the numbers of business members up for renewal, (g) renewal rates, (h) pricing policies, (i) timing of completion of research and ratings, and (j) other factors, some of which are beyond our control. The timing of implementation of our commission based processing with card issuing partners will materially impact future revenues. There can be no assurance we can successfully implement our commission-based program with issuing partners as scheduled in the second fiscal quarter of 2002 or at all. Unknown technical or business issues and barriers could arise that could delay implementation or preclude us from executing our commission-based program. In such an event we may be required to revert to a fixed fee basis.

BUYER BENEFITS. Buyer benefits consist of direct product costs for materials provided to buyers through the use of marketing and sales aids purchased by service providers, customer service costs for buyers and the costs of loyalty awards and customer satisfaction guarantees. These costs of $178,211 represented 17% of revenues for the fiscal year ending June 30, 2001, compared to $303,280 and 15% of revenues for the prior fiscal year, although the change is not directly comparable due to the change in revenue reporting outlined above. Buyer customer service costs were $135,733 compared to $215,515 in the prior comparable period. The buyer customer service department was substantially reduced in the current year due to the timing of activating our transaction-matching engine and in launching a large issuer agreement.

RATINGS AND CONTENT. Ratings and content costs consist primarily of the costs of rating service businesses in the fixed fee certification program and ongoing content and technology costs associated with maintaining our databases and supporting our operations. In fiscal 2002, we expect to incur certain transaction and matching fees with third parties. Ratings and content costs were $457,618, or 44% of revenues, for the year ended June 30, 2001 compared to $1,162,424, or 56% of revenues, for the prior fiscal year. The decrease is due primarily to a reduction in the number of fixed fee ratings and sales targeted to the commission-based program which does not require the same level of initial rating costs. Ratings and content costs totaled $69,200 for the three months ended June 30, 2001, or 25% of revenues, compared to $210,000, or 50% of revenues, in the prior fiscal year's fourth fiscal quarter.

SELLING AND MARKETING  COSTS.  Selling and marketing costs consist  primarily of personnel costs for outside sales consultants interacting with member businesses, an inside customer service team for member businesses, direct marketing costs including lead generation and telemarketing costs, costs associated with our ValueStar Report, costs associated with marketing and business development personnel and marketing, advertising and promotion expense. Sales and marketing costs for the twelve months ended June 30, 2001 were $6,109,750, or 583% of revenues, compared to $6,619,517, or 317% of revenues, for the prior fiscal year. Sales and marketing costs for the three months ended June 30, 2001 were $903,995 compared to $2,505,512 in the fourth fiscal quarter of the prior fiscal year.

Sales related expenses totaled $2,378,971 in fiscal 2001 compared to $3,582,015 for the prior year. The decrease is due to corporate focus from December 2000 onward in the California region as opposed to soliciting new sales in a broader number of markets. This has contributed to reduced selling expenses in the current year and especially in the last six months. Selling costs totaled $356,721 for the three months ended June 30, 2001 compared to $1,205,347 for the fourth quarter of the prior year. We expect selling costs will vary in future periods, resulting from levels of future revenues, variances in renewal rates, the effect of new sales promotions and costs thereof, timing of research and rating completions, levels of fixed selling costs, the number of new market regions, the mix of sales between fixed fee certifications and commission-based certifications and other factors, some beyond our control.

Marketing and promotion related expenses aggregated $3,730,779 during the year ended June 30, 2001 compared to $3,037,502 for the prior year. Included in marketing and promotion expenses are printing and distribution costs of our ValueStar Report publication targeted at buyers. Printing and distribution costs were $358,000 in fiscal 2001 compared to the fiscal 2000 total of $336,000, as we printed and distributed more copies with additional pages. During fiscal 2001, we expended $323,000 on paid advertising targeted at expanding consumer awareness of ValueStar compared to $1,125,000 on paid advertising in the prior fiscal year with the substantial decrease due to shifting funds to other priorities, especially promotional materials for member businesses. During fiscal 2001, we expended $838,000 on promotions, compared to $391,000 in the prior year with the increase due primarily to a re-branding effort that took place in fiscal 2001 to reposition branding to our transaction program which resulted in new collateral materials. We spent approximately $403,000 on agency fees, public relations and market research in the fiscal year 2001 compared to $161,000 in the prior year with the increase due to substantial expenses in the first and second quarters related to efforts associated with re-branding. Wage expenses in marketing during fiscal 2001 were $1,808,000 compared to $1,024,000 for the prior year, due to expanded staffing in the marketing and business development groups in the first and second quarters. These groups were reduced in the third and fourth quarters after our marketing and promotion of our new program was developed. Generally, the first and third fiscal quarters have increased costs because our ValueStar Report publication is printed and distributed during these quarters. Also, we generally expend less advertising in our second fiscal quarter (fourth calendar quarter) due to higher media rates associated with the holiday season. Total marketing and promotion expenses were $550,274 for the three months ended June 30, 2001 compared to $1,300,165 for the prior year's fourth quarter with the decrease due to lowered expenses in all categories described above with the exception of promotional material for our member businesses.

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

PRODUCT AND CONTENT DEVELOPMENT EXPENSES. Product and content development costs consist primarily of expenses associated with the design, development and testing of our transaction matching engine and affiliated programs, activated in May 2001 and content expenses. These costs include development of our website and the associated back office systems, development of our proprietary ratings content for our website and wages in our technology department associated with new product and content development. During the twelve months ended June 30, 2001, we expended $6,432,869 on program development, compared to $5,860,062 in the prior fiscal year. The major component of product development costs were compensation and related costs of $3,863,000, partner and alliance implementation costs of $690,000 and the costs of gathering of new content of $171,000. During fiscal 2001 we allocated $1,709,000 of general and administrative costs to product and content development to reflect the full cost of such internal development. This compares to $1,269,000 allocated in the prior fiscal year. Product and content development expenses in the fourth quarter of fiscal 2001 were $1,212,945 compared to $3,014,531 in the prior year comparable period with the reduction due primarily to reduced staffing and consulting due to the completion of major systems.

We capitalized $941,000 of product and content development costs as website development and software that are specifically related to internal software development during fiscal 2001. We began depreciation of this asset in June 2001 in concert with the launch of our transaction-matching engine in the fourth fiscal quarter and commencement of tracking of transactions between member buyers and member sellers.

In March 2000 we entered into a three-year contract with a third party to provide certain insurance verification services on a national basis. Subsequently, we determined we could more effectively perform these services internally. Accordingly, in fiscal 2000's fourth quarter we accrued and expensed $600,000 representing future quarterly minimum bill rates over the life of the contract through March 2003. This penalty is shown net of a $100,000 prepayment, or a $500,000 accrued expense.

We  expect  that  product  and  content   development   expenses  will  decrease
substantially in fiscal 2002 as we have implemented our transaction matching engine and our current focus is on working with card issuers to implement the ValueStar benefits program to cardholders. Future levels of product and content development costs will depend on many factors not currently estimable by management.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of expenses for finance, office operations, administration and general and executive management activities, including legal, accounting and other professional fees. They totaled $2,534,076 or 242% of revenues for the fiscal year ended June 30, 2001, compared to $1,639,423 or 78% of revenues for the prior year, an increase of $894,653. As discussed above we allocated a proportion of general and administrative costs, totaling $1,709,000, to product and content development during fiscal 2001. This compares to $1,269,000 allocated in the prior fiscal year. The major increases in general and administrative costs included a $361,000 increase in compensation and benefits due primarily to the increased number of executive and management personnel added in connection with employee growth and expanded operations, especially in the first and second quarters; a $377,000 increase in occupancy, telephone and insurance costs due to additional personnel and expanded operations, especially in the first three quarters; a $143,000 increase in legal and accounting expense due to increased costs related to financing; a $103,000 increase in general corporate costs due primarily to increased expenditures with public relations consultants; and a $173,000 increase in loss on disposal for assets impaired or disposed of during the year. General and administrative costs increased to $660,136 during the fourth quarter of fiscal 2001 compared to $426,788 for the prior year's fourth quarter, primarily due to an increase in loss on disposal of assets of $175,073 over the prior year. Management anticipates that general and administrative costs will remain at current levels in fiscal 2002 as we have the personnel and infrastructure in place to support anticipated growth over the next twelve months.

We incurred $75,300 of non-cash stock-based compensation expense during the year ended June 30, 2001 resulting from non-employee options and warrants compared to $77,000 for the prior fiscal year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $2,518,231 for the twelve months ended June 30, 2001, compared to $1,056,416 for the prior year period, or a 138% increase. The large increase is due to the acquisition of equipment and software infrastructure to support an expanded employee base, our new commission program, our web site and various internal databases. Deprecation and amortization expense for the fourth fiscal quarter of the current year was $1,310,894 compared to $574,543 for the prior year comparable quarter.

INTEREST AND OTHER EXPENSES. We incurred interest expense for the year ended June 30, 2001 of $1,502,326 that included $1,051,910 of non-cash amortization of bond discount, paid-in-kind interest and amortized financing expense. Included in the $1,051,910 of non-cash interest and financing costs are $992,806 of amortized financing expense associated with the issuance of common stock for short-term convertible notes and $20,033 of paid-in-kind interest associated therewith. Interest for the prior fiscal year was $1,902,196, including
$1,696,150 of non-cash amortization of bond discount, accrued paid-in-kind interest and amortized financing expense. The Company generated interest income of $94,020 in fiscal 2001 compared to $279,785 in interest income in fiscal 2000 with the decrease due to lower cash balances during the year.

NET LOSS. We had a net loss of $18,592,277 for the fiscal year ended June 30, 2001, compared to a loss of $16,175,462 for the fiscal year ended June 30, 2000. Our increased loss is attributable primarily to (a) decreased revenues resulting from a change in focus from the fixed rating and certification fee revenue model to a commission based program between member service companies and member buyers, with the commission based system being activated in May 2001, (b) product and content development costs associated with developing our commission based program, (c) increased general and administrative costs associated with additional space leases and support for employee growth and business development, and (d) increased non-cash depreciation and amortization expense due to substantially increased levels of plant, property and equipment over prior years. We anticipate we will continue to experience operating losses until we achieve a critical mass of buying and selling members. Future quarterly results will be greatly impacted by future decisions regarding new markets, advertising and promotion expenditures and growth rates. Achievement of positive operating results will require that we obtain a sufficient base of buying and selling members to support our operating and corporate costs. There can be no assurance we can successfully achieve sufficient buyer and seller member rates or achieve a profitable base of operations.

The net loss available to common stockholders includes an increase in the net loss for the fiscal year ended June 30, 2001 due to the beneficial conversion feature of the preferred stock issued during the year. Net loss was increased by $7,043,392 for the one-time non-cash imputed beneficial conversion feature charge and by $475,165 for non-cash accrued dividends on Series A and Series CC preferred stock. These non-cash imputed amounts had no effect on our financial position.

LIQUIDITY AND CAPITAL RESOURCES. Since we commenced operations, we have had significant negative cash flow from operating activities. Our negative cash flow from operating activities was $13,641,693 for the year ended June 30, 2001 ,and $11,415,947 for the year ended June 30, 2000. At June 30, 2001 we had a working capital deficit of $7,017,923, including $3,959,590 representing short-term convertible notes, $806,049 representing the current portion of long-term debt and $308,575 representing the current portion of capitalized leases. For the year ended June 30, 2001, our negative cash flow from operating activities was due primarily to our continued operating losses, selling costs associated with enrolling service merchants into our commission based program with no immediate revenue and significant product and content development costs. At June 30, 2001, our net accounts receivables were $142,018, representing approximately 50 days of revenues and an annualized turnover ratio of approximately 7.3 times. This compares favorably to approximately 90 days of revenues and turnover of approximately 4.0 times at June 30, 2000. This improvement is due in part to decreased revenues in fiscal 2001 and aggressive collection efforts on past due accounts. We believe that 60 to 90 days revenues in receivables is reasonable based on the nature of our business and the terms we provide member businesses on certain fees. At June 30, 2001, we have not experienced and we do not anticipate any significant accounts receivable recoverability problems.

We have financed our operations primarily through the sale of common equity and debt financing. In August 2000 we drew down on the balance of $732,796 from a commitment for $2,000,000 in equipment financing obtained in the prior fiscal year and obtained $3,800,000 in short-term convertible notes in the last quarter. Also during the year ended June 30, 2001, we obtained $8,648,256 from the sale of common and preferred stock, of which $1,500,000 was contributed services.

Other than cash on hand of $697,564 at June 30, 2001, net accounts receivable of $142,018, and the cash proceeds from additional short-term convertible notes in July and August of $1,330,000, we have no material unused sources of liquidity at this time. We expect to incur additional operating losses in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond our control.

Subsequent to June 30, 2001 we obtained approximately $1.33 million from the issuance of new short-term convertible notes. We expect that we will require a minimum of $12 million of additional capital to finance operations during the next twelve months. This estimate is based on current level of operations, anticipated revenues, the planned launch of our transaction-matching engine with certain issuing banks and costs thereof and planned product development costs. To expand the enrollment of new member buyers and sellers or to launch new products or services, we will require additional financing. Our actual results could differ significantly from plan and, therefore, we may require substantially greater operating funds. Should required and/or additional funds not be available or planned operations not meet our expectations, we will be required to significantly curtail or scale back staffing, advertising, marketing expenditures and general operations.

As of the date of this annual report, we have working capital sufficient to continue operations only for the next two weeks without additional funds.
Accounts payable, lease payments and other liabilities in the amount of approximately $1,950,000 are currently past due vendor terms. There can be no assurance that additional funding will be available to us or on what terms. Potential sources of funds include loans from existing shareholders or other debt financing or additional equity offerings. We have no commitments, however, for future investments and there can be no assurance that we can continue to finance our operations through these or other sources. In the past, shareholders, including from time to time directors, have advanced funds and at times cancelled debt for equity on terms of new forms of financing. Since April 2001 we have financed our operations from the sale of short-term convertible notes, primarily to existing shareholders and directors or entities affiliated with them and also to new investors many based in the New York City area. The September 11, 2001 terrorist attack on the East coast may adversely impact our ability to finance future operations and may increase the risk of defaults on existing past due note and lease payments. There can be no assurance that shareholders or directors or others will provide us with any future financing. If we are unable to obtain additional short term working capital, we will need to substantially curtail or cease our operations. See "Business Risks" below.

NEW ACCOUNTING PRONOUNCEMENTS AND ISSUES

The Financial Accounting Standards Board has issued Financial Accounting Standards (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FAS Statement No. 125." The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000. The adoption of FAS No. 140 is not expected to have a material effect on our financial statements.

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of FAS No. 141 and 142 is not expected to have a material effect on our financial statements.

The Securities and Exchange Commission's staff (the "Staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 were effective for transactions beginning in the Company's fiscal year 2001. We believe we are recognizing revenues within the guidance provided by SAB 101.

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We will adopt SFAS 133 effective July 1, 2001 and do not expect the adoption of SFAS 133 to have a significant impact on financial position, results of operations, or cash flows.

During the second fiscal quarter of 2001, we adopted Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. We modified our previous calculation of the beneficial conversion features associated with previously issued convertible preferred stock. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in each financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the terms of the instrument to the fair value of the issuer's common stock at the commitment date.

The Emerging Issues Task Force ("EITF") is reviewing several issues that may impact the Company including Issue No. 00-14, "Accounting for Certain Sales Incentives", Issue No 00-21, "Accounting for Multiple-Element Revenue Arrangements", and Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-14 is related to our use of discounts and free products and services from time to time to license new service business members and became effective in our 2001 fiscal year. EITF 00-21 is related to revenue recognition when multiple products or services are offered to customers over different periods of time and its tentative conclusions provide guidance on revenue recognition and allocation of consideration among revenue elements. At this time, we believe that the Company will not be materially affected by Issue No. 00-21. EITF 00-22 is closely related to our benefits program, which include points redeemable for future products or services and the way revenue is recognized for these types of programs. The EITF is expected provide guidance on certain issues identified in EITF 00-22 sometime in 2001. When further information on Issue 00-22 is pronounced, if that requires modification of our present revenue recognition policy, we expect we will adhere to the guidance provided. Without knowing how the EITF will rule on this issue, we are unable to assess the impact of Issue No. 00-22 at this time.

TAX LOSS CARRYFORWARDS

As of June 30, 2001, we had approximately $41.9 million of federal tax loss carryforwards. These losses create a deferred tax asset. We have recorded a valuation allowance to reduce the net deferred tax asset to zero because, in our assessment, it is more likely than not that the deferred tax asset will not be realized. There may also be limitations on the utilization of tax loss carryforwards to offset any future taxes under Internal Revenue Code Section 382, which limits the loss carryforwards when an ownership change has taken place.

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

         We Have a History of Losses and Anticipate Continued Losses in Fiscal 2002 - We have incurred significant operating losses since our inception and anticipate a continuation of losses in fiscal 2002. Our operating results have fluctuated in the past and are expected to fluctuate in the future due to a number of factors, many of which are outside our control. There can be no assurance that we can achieve profitable operations.

         We Have Negative Working Capital and This Factor Combined with Continued Losses Require New Capital in Order to Continue Operations - At June 30, 2001 we had negative working capital of $7.0 million and current liabilities of $8.5 million. We have limited working capital and will require new capital within the next two weeks in order to continue operations. The September 11, 2001 terrorist attack on the East coast may adversely impact our ability to finance future operations since much of our recent financing has been from investors based in New York City. If we are unable to raise additional capital in the near term, our business would be adversely affected and we may be unable to continue our operations.

         We Have Recently Expanded Our Business To Offer New Services. As A Result, We Have A Limited History Which Makes It Difficult To Evaluate Our Business - We commenced operations in 1992; however, we did not begin developing our expanded ratings and commission based program until July 1999. Our prior operations depended on fixed fee certifications. In July 1999 we commenced developing our commission and automated rating systems. These systems became operational only late in fiscal 2001. As a result, we have a limited history upon which you can evaluate our business and the performance of our systems and commission program. Furthermore, even if our business is successful, we may change our business to enter into new business areas, including areas in which we do not have extensive experience. Before investing, you should evaluate the risks, expenses and problems frequently encountered by companies such as ours that are in the early stages of development and that are entering new and rapidly changing markets.

         Competition and Technological Changes May Adversely Affect Our Business
         - The possibility exists that a business rating service and benefits program similar to or competitive to ours will be developed. It is also possible that future competition will try to duplicate our concept. We could face direct competition from vastly larger and better financed companies with the means to launch a high-impact campaign locally or nationally. Technological changes in the manner of selecting service businesses and communicating information to consumers could also have a negative impact on our business. As a provider of consumer information through the Internet and various media, we will be required to adapt to new and changing technologies. There can be no assurance that our services will remain viable or competitive in the face of technological change.

         We Depend on Our CEO as the Public Image of ValueStar - We are substantially dependent upon the experience and knowledge of our CEO, James Stein. Mr. Stein is becoming a leader in customer satisfaction issues and is our public spokesperson for events, including customer meetings and various radio and television appearances. . We do not have any key-man insurance on Mr. Stein. The loss of Mr. Stein could be detrimental to our development, especially since we may not have the funds to hire a replacement with the requisite expertise

         We Rely on Third Parties for Important Services - Our operations depend on a number of third parties. We have limited control over these third parties. We are reliant on First Data for the operation of our matching system and to assist us in marketing our program. We do not own a gateway onto the Internet, but instead rely on an Internet service provider to connect our Web site to the Internet. Disruption, temporary or prolonged, of our Web site could have a material adverse effect on our business. We depend on Netcentives to provide and manage our point reward program but have alternatives available to us. We are dependent on third parties for printing and distribution of our ValueStar Report. We depend on third parties for certain marketing and other services fundamental to our operations. We also rely on a number of government agencies and database companies to provide us credential information and databases. Failure to maintain satisfactory relationships on acceptable commercial terms with these third parties could affect the timing and quality of our services to customers and adversely affect our operating results.

         We are Developing a New Market with No Proven Acceptance - We believe the factors that drive business acceptance on a fixed fee basis will be similar as we charge a commission. As a new and evolving business format, demand and market acceptance are subject to a high level of uncertainty. We believe the evolution of our business will depend in part on increasing brand recognition. Development and awareness of our rating brand will depend on co-branding with rated businesses and relationships with distribution partners including portals to distribute our branded ratings. Our success will depend in part in maintaining our position as a leader in the rating of local service businesses.

         Because  our  Business  Model is  Unproven,  We Cannot  Assure That Our
         Revenue Will Grow or That We will Become Profitable - Our business model depends on our ability to manage a balance of member buyers and member sellers in particular regions that we operate. The potential profitability of our business model is unproven, and to be successful we must, among other things, generate sufficient transaction volume to support our operating costs. There can be no assurance we can progress from letters of intent with major card issuers to actual activation of card members and the failure to do so, for any reason, would be detrimental to our business. We may be forced to change our business model, reduce our commission rate, increase or change benefits or referral fees or make other changes to our program that could harm our financial results.

         The  Implementation  of Our  Program  with Large  Credit and Debit Card
         Issuers is Complex, Time Consuming and Expensive - Once a letter of intent is signed with a card issuer, the implementation of our program is complex, time consuming and expensive. We must work with multiple departments of each issuer to coordinate computer and database systems and data elements and link important data for the program to operate. We must coordinate marketing and materials with various departments including legal departments of each issuer. The introduction of the program and activation of individual cards requires significant cost to communicate the program to new members. The implementation of our program requires a significant commitment by new card issuers. There can be no assurance that existing letters of intent will actually result in program implementation and future revenues.

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

         We are Dependent on Existing and Future Strategic Partners for the Success of our Services - We intend to seek new distribution partners for our ratings content on the Internet and through traditional media. We also intend to seek partners with large numbers of buyers to enroll in the ValueStar benefits program. We expect to share certain revenues with these partners. There is a risk that we will be unable to retain current partners or be successful in recruiting new partners. The failure to expand our partnerships could make it difficult to expand our revenues or more costly to obtain comparable revenues. If our partners seek to establish competitive programs offered by others, our revenues could be reduced.

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

               o  develop and link our Web site with new alliance partners;

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

         We Need to Protect Our Trademarks and Intellectual Property - We regard our trademarks, copyrights, trade secrets and similar intellectual property as critical to our success. We rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and contractual provisions with certain employees and third parties to establish and protect our proprietary rights. There can be no assurance that third parties will not infringe upon or misappropriate our proprietary rights. Any misappropriation by competitors or unauthorized use by service businesses of the trademark ValueStar or the ValueStar Customer-Rated certification mark could have a material adverse impact on our operations. A number of companies claim proprietary rights to certain aspects of Internet operations. Although we are not aware of any aspect of our operations that may infringe on the rights of other companies, there is no assurance these claims will not arise in the future. Although we have limited resources to protect our rights, we intend to take aggressive actions to protect our certification mark.

         We May Become Liable for Unexpected Benefit Costs Reducing Our Margins or Creating Losses- We offer benefits including rating points, complaint resolution and certain money-back satisfaction guarantees. Should the cost of providing these benefits exceed management's estimates or should corresponding anticipated revenues not be realized, we could experience reduced margins or could become liable for significant benefit costs resulting in losses.

         We May Become Subject to Government Regulation- We are not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, the liability for Internet content is an evolving area of litigation and regulation and our operations may be impacted by litigation and regulation in the future.

         We Could be Held Liable for Services by Rated Merchants and May Face Legal Uncertainties That Could Harm Our Business - We may be subject to claims by consumers for the actions of rated businesses. Homeowners may bring claims against us for referring service merchants who may have, among other things, provided them with poor workmanship or caused bodily injury or damage to property. Our existing insurance coverage may not cover all potential claims, may not adequately coverall costs incurred in defense of potential claims, may not indemnify us for all liability that may be imposed or may not be renewable in future periods or renewable on terms and conditions satisfactory to us. In addition, claims, with or without merit, would result in diversion of our financial resources and management resources. In addition to the direct legal and defense costs, litigation could negatively impact our reputation and make selling to and rating businesses more difficult.

         We May be Unable to Raise Additional Financing - We will need to raise additional funds in the future in order to continue our operations, implement our business plan, fund more aggressive marketing programs or acquire complementary businesses, technologies or services. Any required additional financing may be unavailable on terms favorable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest and these securities may have rights senior to those of the holders of our common stock. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures or continue our operations.

         Existing Stockholders Significantly Influence Us and Could Prevent New Investors From Influencing Significant Corporate Decisions - Five holders of our securities effectively own approximately 56% of our Company assuming they converted their Preferred Stock and exercise warrants and options. The holders of each of our Series A, Series B and Series CC Preferred Stock each have the right to elect one director. The holders could also possibly elect the additional directors elected by common holders through their right to vote with common shareholders. As a result, these stockholders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent a change of control of ValueStar and could make some transactions difficult or impossible without the support of these stockholders. Also three existing stockholders, formerly senior lenders, have certain contractual rights requiring their consent for certain actions including changes to our articles or bylaws, payment of dividends or distributions, certain sales of assets, and certain other corporate transactions. In consideration of certain investments by First Data we have agreed to appoint a First Data representative for election to our board and we have provided First Data with certain rights to first negotiate with us prior to certain corporate transactions with competitors. These rights could limit our ability to negotiate the sale of our Company.

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

         3.5          Certificate   of   Designation  of  Series  C  Convertible
                      Preferred Stock filed with the Secretary of State of Colorado on September 14, 2000 as filed as Exhibit 3.5 to the Company's Form 8-K dated September 29, 2000.

         3.6          Certificate   of  Designation  of  Series  CC  Convertible
                      Preferred Stock filed with the Secretary of State of Colorado on January 5, 2001 as filed as Exhibit 3.6 to the Company's Form 8-K dated February 5, 2001.

         3.7*         Amended  and  Restated   Articles  of   Incorporation   of
                      ValueStar Corporation as filed with the

                      Secretary of State of Colorado on July 27, 2001.

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

         4.19.4       Third  Amendment  to  Shareholder  Agreement  between  the
                      Company, three institutional investors and certain stockholders of the Company dated as of September 14, 2000 as filed as Exhibit 4.19.4 to the Company's report on Form 8-K dated September 29, 2000.

         4.20 Warrant Purchase Agreement between the Company, three institutional investors and certain stockholders of the Company dated March 31, 1999 filed as Exhibit 4.20 to the Company's report on Form 8-K dated April 13, 1999.

         4.20.1 Consent and Amendment by Purchasers of Senior Debt dated as of April 24, 2001 between the Company and three institutional investors as filed as Exhibit 4.20.1 to the Company's report on Form 8-K dated May 29, 2001.

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

         4.29.2 Second Amendment to Investor Rights Agreement between the Company and five institutional investors dated as of September 14, 2000 as filed as Exhibit 4.29.2 to the Company's report on Form 8-K dated September 29, 2000.

         4.29.3 Third Amendment and Waiver of Investor Rights Agreement between the Company and five institutional investors dated as of January 4, 2001 as filed as Exhibit 4.29.3 to the Company's report on Form 8-K dated February 5, 2001.

         4.29.4 Waiver of Investor Rights Agreement between the Company and five institutional investors dated as of April 24, 2001 as filed as Exhibit 4.29.4 to the Company's report on Form 8-K dated May 29, 2001.

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

         4.33 Form of Series C Preferred Stock and Warrant Purchase Agreement dated as of September 14, 2000 between the Company and Series C stock purchasers as filed as Exhibit
                      4.33 to the Company's report on Form 8-K dated September 29, 2000.

         4.34 Form of Registration Rights Agreement dated as of September 14, 2000 between the Company and Series C stock purchasers as filed as Exhibit 4.34 to the Company's report on Form 8-K dated September 29, 2000.

         4.34.1 Form of First Amended Registration Rights Agreement dated as of January 4, 2001 between the Company and Series CC stock purchasers as filed as Exhibit 4.34.1 to the Company's report on Form 8-K dated February 5, 2001.

         4.35 Form of three year Warrant exercisable at $2.25 per share between the Company and Series C stock purchasers as filed as Exhibit 4.35 to the Company's report on Form 8-K dated September 29, 2000.

         4.36 Form of Series CC Preferred Stock and Warrant Purchase Agreement dated as of January 4, 2001 between the Company and Series CC stock purchasers as filed as Exhibit 4.36 to the Company's report on Form 8-K dated February 5, 2001.

         4.36.1 Form of First Amendment to Series CC Preferred Stock Purchase Agreement and Amendment to Amended Registration Rights Agreement dated as of April 24, 2001 between the Company and certain Series CC holders as filed as Exhibit
                      4.36.1 to the Company's report on Form 8-K dated May 29, 2001.

         4.36.2* Form of Second Amendment to Series CC Preferred Stock Purchase Agreement and Amendment to Amended Registration Rights Agreement dated as of June 27, 2001 between the Company and certain Series CC holders.

         4.37 Form of three year Series CC Warrant exercisable at $0.75 per share between the Company and Series CC Stock purchasers as filed as Exhibit 4.37 to the Company's report on Form 8-K dated February 5, 2001.

         4.38 Investment and Marketing Agreement dated January 9, 2001 between the Company and First Data Merchant Services Corporation as filed as Exhibit 4.38 to the Company's report on Form 8-K dated February 5, 2001.

         4.39 Form of Stock Purchase Warrant dated January 23, 2001 issued to Hull Capital Corp. and J. Mitchell Hull for an aggregate of 500,000 shares of common stock at an exercise price of $1.00 per share (individual warrants differ as to holder and number) as filed as Exhibit 4.39 to the Company's Form 10-QSB for the quarter ended March 31, 2001.

         4.40 Form of Stock Purchase Warrant dated March 5, 2001 issued to three individual assignees of Hull Capital Corp for an aggregate of 445,607 shares of common stock at an exercise price of $0.75 per share (individual warrants differ as to holder and number) as filed as Exhibit 4.40 to the Company's Form 10-QSB for the quarter ended March 31, 2001.

         4.41 Letter Agreement dated February 20, 2001 between the Company and The Investor Relations Group, Inc. providing for warrants on 150,000 shares of common stock at an exercise price of $1.00 per share as filed as Exhibit 4.41 to the Company's Form 10-QSB for the quarter ended March 31, 2001.

         4.42 Form of Bridge Loan and Common Stock Purchase Agreement dated as of April 24, 2001 as filed as Exhibit 4.42 to the Company's report on Form 8-K dated May 29, 2001.

         4.42.1 First Amendment to Bridge Loan and Common Stock Purchase Agreement dated as of June 11, 2001 between the Company and certain Bridge Loan investors as filed as Exhibit
                      4.42.1 to the Company's report on Form 8-K dated July 11, 2001.

         4.42.2 Form of Amended and Restated Bridge Loan and Common Stock Purchase Agreement dated as of July 25, 2001 as filed as
                      Exhibit 4.42.2 to the Company's report on Form 8-K dated August 21, 2001.

         4.43 Form of Convertible Promissory Note (Bridge Note) due April 30, 2002 between the Company and an aggregate of 40 investors (individual notes differ as to date and amount) as filed as Exhibit 4.43 to the Company's report on Form 8-K dated May 29, 2001.

         4.44 Right of First Negotiation Agreement dated June 21, 2001 between the Company and First Data Corporation as filed as
                      Exhibit 4.44 to the Company's report on Form 8-K dated July 11, 2001.

         4.44.1 Amended and Restated Right of First Negotiation Agreement dated August 7, 2001 between the Company and First Data Corporation as filed as Exhibit 4.44.1 to the Company's report on form 8-K dated August 21, 2001.

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

         10.5.1 Addendums dated as May 16, 2001 to three lease agreements (originally dated December 30, 1999, January 27, 2000 and March 3, 2000) between the Company's subsidiary and Broadlake Partners as filed as Exhibit 10.5.1 to the Company's report on Form 8-K dated May 29, 2001.

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

         10.21 2000 Equity Incentive Plan adopted by the Board of Directors on July 21, 2000 and ratified by the Shareholders on November 30, 2000 and as filed as Exhibit
                      10.21 to the Company's Form 10-KSB for the year ended June 30, 2000.

         10.21.1 Standard form of stock option agreement under the 2000 Equity Incentive Plan as filed as Exhibit 10.21.1 to the Company's Form 10-KSB for the year ended June 30, 2000.

         10.22 Lease Agreement between the Company's subsidiary and Amplicon Financial dated March 23, 2000 as filed as
                      Exhibit 10.22 to the Company's Form 10-KSB for the year ended June 30, 2000.

         10.23 Master Loan and Security Agreement and Form of Promissory Note between the Company and Transamerica Business Credit Corporation dated April 7, 2000 as filed as Exhibit 10.23 to the Company's Form 10-KSB for the year ended June 30, 2000.

         10.23.1      Stock  Purchase  Warrant  between  the  Company  and  TBCC
                      Funding Trust II for an aggregate of 22,802 shares at $6.14 as filed as Exhibit 10.23.1 to the Company's Form 10-KSB for the year ended June 30, 2000.

         10.23.2 Forbearance Agreement and Restructure Agreement dated as of May 15, 2001 between the Company's subsidiary and Transamerica Business Credit Corporation as filed as
                      Exhibit 10.23.2 to the Company's report on Form 8-K dated May 29, 2001

         10.23.3 Amended and Restated Stock Subscription Warrant between the Company and TBCC Funding Trust II dated May 21, 2001 for an aggregate of 50,000 shares at $0.575 per share (replaces Exhibit 10.23.1 previously filed) as filed as
                      Exhibit 10.23.3 to the Company's report on Form 8-K dated May 29, 2001

         10.24 Database License Agreement between the Company's subsidiary and InfoUSA.com, Inc. dated June 14, 2000 as filed as Exhibit 10.24 to the Company's Form 10-KSB for the year ended June 30, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the
                      Securities  and  Exchange   Commission  pursuant  to  Rule
                      24b-2)]

         10.25 Service Agreement between the Company and Golden Retriever Systems, L.L.C. dated June 1, 2000 as filed as Exhibit
                      10.25 to the Company's Form 10-KSB for the year ended June 30, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2)]

         10.26 Incentives Management Program Agreement between the Company's subsidiary and Netcentives Inc. dated May 9, 2000 as filed as Exhibit 10.26 to the Company's Form 10-KSB for the year ended June 30, 2000. [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2)]

         10.27 Strategic Development, Marketing and Services Agreement between the Company's subsidiary and First Data Merchant Services Corporation dated September 29, 2000 as filed as
                      Exhibit 10.27 to the

                      Company's Form 10-QSB for the quarter ended December 31, 2000 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2].

         10.28 Strategic Development and Marketing Agreement between the Company's subsidiary and First Data Resources Inc. dated November 1, 2000 as filed as Exhibit 10.28 to the Company's Form 10-QSB for the quarter ended December 31, 2000 [Portions of this Exhibit have been omitted (based upon a request for confidential treatment) and have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2].

         10.29* Consulting and Financial Community Relations Agreement between Hull Capital Corp. and the Company dated January 25, 2001.

         10.30* Finders' Fee agreement between Hull Capital Corp. and the Company dated August 15, 2000.

         21.1*        Subsidiary of the Company

         23.1*        Consent of Moss Adams LLP



----------------------------

         *        Filed herewith.

(B) REPORTS ON FORM 8-K.

The Company filed a report on Form 8-K on May 29, 2001 reporting an Item 5 - Other Events.

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT................................................F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets.........................................................F-2

     Statements of operations...............................................F-3

     Statements of stockholders' deficit....................................F-4

     Statements of cash flows...............................................F-5

     Notes to financial statements..........................................F-7



--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT





To the Board of Directors
ValueStar Corporation


We have audited the accompanying consolidated balance sheets of ValueStar Corporation as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ValueStar Corporation as of June 30, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming ValueStar Corporation will continue as a going concern. The Company is relying on short-term funding from investors, shareholders, and directors, as discussed in Note 10, to meet its ongoing cash flow requirements. There is no certainty that this source of capital will be available in the near term or that the Company will be able to secure the necessary long term capital sufficient to meet its needs. This, together with recurring losses as discussed in Note 2, and its inability to generate sufficient cash flows from operations to meet its obligations, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Moss Adams LLP


Santa Rosa, California
August 10, 2001


                                                                        Page F-1


                                                                                       VALUESTAR CORPORATION
                                                                                 CONSOLIDATED BALANCE SHEETS
                                                                                      JUNE 30, 2001 AND 2000

------------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                                    2001            2000
                                                                                ------------    ------------
CURRENT ASSETS
     Cash                                                                       $    697,564    $  5,287,385
     Receivables                                                                     142,018         454,233
     Inventory                                                                          --            16,898
     Prepaid expenses                                                                628,738         416,573
                                                                                ------------    ------------

             Total current assets                                                  1,468,320       6,175,089

PROPERTY AND EQUIPMENT                                                             5,517,805       5,415,358

RESTRICTED CASH                                                                      296,000         296,000

DEFERRED COSTS                                                                          --            23,949

OTHER ASSETS                                                                          57,299          89,489
                                                                                ------------    ------------

             Total assets                                                       $  7,339,424    $ 11,999,885
                                                                                ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $  2,018,156    $  1,665,030
     Accrued liabilities and other payables                                        1,024,765       1,254,035
     Convertible short-term notes                                                  3,959,590            --
     Deferred revenues                                                               369,108         137,520
     Current portion of capitalized leases                                           308,575         285,458
     Current portion of long-term debt                                               806,049         450,503
                                                                                ------------    ------------

             Total current liabilities                                             8,486,243       3,792,546

CAPITAL LEASE OBLIGATIONS, net of current portion                                     99,917         408,492

LONG-TERM DEBT, net of current portion                                               816,919         853,997
                                                                                ------------    ------------

             Total liabilities                                                     9,403,079       5,055,035
                                                                                ------------    ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $.00025 par value; 10,000,000 shares authorized:
         500,000 shares designated Series A Convertible, with 225,000 shares issued and outstanding each period (liquidation
          preference of $10.00 per share)                                                 56              56
         800,000 shares designated Series B Convertible, with 660,014 and 688,586 shares issued and outstanding in 2001 and 2000
          (liquidation preference of $17.50 to $30.00 per share, see note 10)            165             172
         500,000 shares designated Series CC Convertible, with
          192,739 issued and outstanding at June 30, 2001 (liquidation
          preference of $45.00 per share)                                                 48            --
     Common stock, $.00025 par value; 200,000,000 shares
         authorized, 35,820,169 and 15,587,543 shares issued and
         outstanding in 2001 and 2000                                                  8,955           3,897
     Additional paid-in capital                                                   48,186,042      32,162,473
     Deferred debt issuance costs                                                 (5,969,731)           --
     Accumulated deficit                                                         (44,289,190)    (25,221,748)
                                                                                ------------    ------------

             Total stockholders' equity (deficit)                                 (2,063,655)      6,944,850
                                                                                ------------    ------------

             Total liabilities and stockholders' equity (deficit)               $  7,339,424    $ 11,999,885
                                                                                ============    ============

See accompanying notes.
------------------------------------------------------------------------------------------------------------
                                                                                                    Page F-2

                                                                                        VALUESTAR CORPORATION
                                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           YEARS ENDED JUNE 30, 2001 AND 2000

-------------------------------------------------------------------------------------------------------------

                                                                               2001                 2000
                                                                           ------------         ------------
REVENUES                                                                   $  1,046,407         $  2,090,773
                                                                           ------------         ------------

OPERATING EXPENSES
     Buyer benefits                                                             178,211              303,280
     Ratings and content                                                        457,618            1,162,424
     Sales and marketing                                                      6,109,750            6,619,517
     Product and content development                                          6,432,869            5,860,062
     General and administrative                                               2,534,076            1,639,423
     Depreciation and amortization                                            2,518,231            1,056,416
                                                                           ------------         ------------

                                                                             18,230,755           16,641,122
                                                                           ------------         ------------

LOSS FROM OPERATIONS                                                        (17,184,348)         (14,550,349)
                                                                           ------------         ------------

OTHER INCOME (EXPENSES)
     Interest income                                                             94,020              279,785
     Interest expense                                                        (1,502,326)          (1,902,196)
     Miscellaneous                                                                  377               (2,702)
                                                                           ------------         ------------

                                                                             (1,407,929)          (1,625,113)
                                                                           ------------         ------------

NET LOSS                                                                    (18,592,277)         (16,175,462)

BENEFICIAL CONVERSION ON PREFERRED STOCK (NOTE 13)                           (7,043,392)         (11,650,255)
ACCRUED DIVIDENDS ON PREFERRED STOCK                                           (475,165)            (167,877)
                                                                           ------------         ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS (NOTE 13)                        $(26,110,834)        $(27,993,594)
                                                                           ============         ============

LOSS PER COMMON SHARE                                                      $      (1.51)        $      (2.41)
                                                                           ============         ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                17,255,443           11,630,262
                                                                           ============         ============

See accompanying notes.
-------------------------------------------------------------------------------------------------------------
                                                                                                     Page F-3

                                                                                                            VALUESTAR CORPORATION
                                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                               YEARS ENDED JUNE 30, 2001 AND 2000

---------------------------------------------------------------------------------------------------------------------------------

                                                             PREFERRED STOCK                 COMMON STOCK           ADDITIONAL
                                                      ----------------------------    ---------------------------     PAID-IN
                                                        SHARES           AMOUNT         SHARES          AMOUNT        CAPITAL
                                                      ------------    ------------    ------------   ------------   ------------
Balance, June 30, 1999                                        --      $       --         9,374,132   $      2,344   $  6,485,373

Issuance of Series A Convertible
                 Preferred Stock, net of issuance
                 costs of $40,000                          225,000              56            --             --        2,209,944
Accrued 8% dividends on Series A
                 Preferred Stock                              --              --              --             --          167,877
Issuance of Series B Convertible
                 Preferred Stock, net of issuance
                 costs of $75,000                          688,586             172            --             --       11,975,083
Stock issued on conversion of 6%
                 convertible notes and interest               --              --           546,274            137        546,036
Stock issued on exercise of warrants
                 reducing 12% subordinated notes              --              --           525,000            131        656,119
Stock issued on exercise of A and
                  B warrants retiring 8% Senior
                 Secured Notes                                --              --         1,977,382            494      1,449,506
Stock issued at $5.85 per share, net
                 of issuance costs of $25,000                 --              --         1,125,767            282      6,560,492
Stock issued at $5.85 per share on
                 cashless call of C warrants                  --              --           184,320             46            (46)
C warrant call proceeds applied to
                 exercise A warrants on a
                 cashless basis                               --              --            77,382             19            (19)
Stock issued on exercise of options
                 and warrants                                 --              --         1,752,479            438      1,820,114
Issuance of stock in connection with
                 contract                                     --              --            24,807              6         99,994
Value assigned to warrants granted in
                 connection with equipment note               --              --              --             --          115,000
Unearned stock-based compensation                             --              --              --             --           77,000
Net loss                                                      --              --              --             --             --
                                                      ------------    ------------    ------------   ------------   ------------

Balance, June 30, 2000                                     913,586             228      15,587,543          3,897     32,162,473
                                                      ------------    ------------    ------------   ------------   ------------

Sale of Series C Convertible Preferred
                 Stock at $22.50 per share, net of
                 issuance costs of $35,000                 238,469              60            --             --        5,330,493
Sales of Series CC Convertible Preferred
                 Stock at $45.00 per share, net of
                 issuance costs of $40,000                  73,509              18            --             --        3,267,887
2 for 1 Exchange of Series C Convertible
                 Preferred to Series CC Convertible
                 Preferred Stock                          (119,239)            (30)           --             --             (173)
Accrued 8% Dividends on Series A
                 Convertible Preferred Stock                  --              --              --             --          193,031
Accrued 8% Dividends on Series CC
                 Convertible Preferred Stock                  --              --              --             --          282,134
Stock issued as inducement for short-
                 term convertible notes (valued
                 between $0.27 and $0.37 per share)
                 (less finders fee of $182,090)               --              --        19,797,950          4,949      6,775,498
Deferred debt issuance costs                                  --              --              --             --             --
Amortization of debt issuance cost                            --              --              --             --             --
Stock issued on conversion of Series B
                 Convertible Preferred Stock               (28,572)             (7)        347,229             87            (80)
Stock issued on exercise of options
                 and warrants                                 --              --            75,001             19         49,982
Stock issued on exercise of options
                 in exchange for shares                       --              --            12,446              3             (3)
Value assigned to warrants and options
                 issued for services                          --              --              --             --          124,800
Net loss                                                      --              --              --             --             --
                                                      ------------    ------------    ------------   ------------   ------------

Balance, June 30, 2001                                   1,077,753    $        269      35,820,169   $      8,955   $ 48,186,042
                                                      ============    ============    ============   ============   ============




                                                           DEFERRED
                                                         DEBT ISSUANCE    ACCUMULATED
                                                            COSTS           DEFICIT          TOTAL
                                                          ------------    ------------    ------------
Balance, June 30, 1999                                    $       --      $ (8,878,409)   $ (2,390,692)

Issuance of Series A Convertible
                 Preferred Stock, net of issuance
                 costs of $40,000                                 --              --         2,210,000
Accrued 8% dividends on Series A
                 Preferred Stock                                  --          (167,877)           --
Issuance of Series B Convertible
                 Preferred Stock, net of issuance
                 costs of $75,000                                 --              --        11,975,255
Stock issued on conversion of 6%
                 convertible notes and interest                   --              --           546,173
Stock issued on exercise of warrants
                 reducing 12% subordinated notes                  --              --           656,250
Stock issued on exercise of A and
                  B warrants retiring 8% Senior
                 Secured Notes                                    --              --         1,450,000
Stock issued at $5.85 per share, net
                 of issuance costs of $25,000                     --              --         6,560,774
Stock issued at $5.85 per share on
                 cashless call of C warrants                      --              --              --
C warrant call proceeds applied to
                 exercise A warrants on a
                 cashless basis                                   --              --              --
Stock issued on exercise of options
                 and warrants                                     --              --         1,820,552
Issuance of stock in connection with
                 contract                                         --              --           100,000
Value assigned to warrants granted in
                 connection with equipment note                   --              --           115,000
Unearned stock-based compensation                                 --              --            77,000
Net loss                                                          --       (16,175,462)    (16,175,462)
                                                          ------------    ------------    ------------

Balance, June 30, 2000                                            --       (25,221,748)      6,944,850
                                                          ------------    ------------    ------------

Sale of Series C Convertible Preferred
                 Stock at $22.50 per share, net of
                 issuance costs of $35,000                        --              --         5,330,553
Sales of Series CC Convertible Preferred
                 Stock at $45.00 per share, net of
                 issuance costs of $40,000                        --              --         3,267,905
2 for 1 Exchange of Series C Convertible
                 Preferred to Series CC Convertible
                 Preferred Stock                                  --              --              (203)
Accrued 8% Dividends on Series A
                 Convertible Preferred Stock                      --          (193,031)           --
Accrued 8% Dividends on Series CC
                 Convertible Preferred Stock                      --          (282,134)           --
Stock issued as inducement for short-
                 term convertible notes (valued
                 between $0.27 and $0.37 per share)
                 (less finders fee of $182,090)                   --              --         6,780,447
Deferred debt issuance costs                                (6,962,537)           --        (6,962,537)
Amortization of debt issuance cost                             992,806            --           992,806
Stock issued on conversion of Series B
                 Convertible Preferred Stock                      --              --              --
Stock issued on exercise of options
                 and warrants                                     --              --            50,001
Stock issued on exercise of options
                 in exchange for shares                           --              --              --
Value assigned to warrants and options
                 issued for services                              --              --           124,800
Net loss                                                          --       (18,592,277)    (18,592,277)
                                                          ------------    ------------    ------------

Balance, June 30, 2001                                    $ (5,969,731)   $(44,289,190)   $ (2,063,655)
                                                          ============    ============    ============

See accompanying notes.
---------------------------------------------------------------------------------------------------------------------
                                                                                                             Page F-4

                                                                                        VALUESTAR CORPORATION
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           YEARS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------

                                                                                  2001              2000
                                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                 $(18,592,277)     $(16,175,462)
     Adjustments to reconcile net loss to net cash
         from operating activities:
             Depreciation                                                        2,517,241           882,093
             Amortization of intangible assets                                         990           174,361
             Amortization of bond discount                                          39,071         1,509,667
             Change in allowance for doubtful accounts                              31,228               965
             Non cash interest expense                                           1,012,839            12,160
             Warrants and options issued for services                               75,300            77,000
             Preferred stock issued for services                                   146,847              --
             Loss on disposal of assets                                            206,577            33,899
         Changes in:
             Receivables                                                           280,987           (45,393)
             Inventory                                                              16,898           (12,890)
             Prepaid expenses                                                      212,013          (257,127)
             Deferred costs                                                         23,949            76,890
             Other assets                                                           31,200           (69,682)
             Accounts payable                                                      353,126         1,203,206
             Accrued liabilities and other payables                               (229,270)        1,064,276
             Deferred revenues                                                     231,588           110,090
                                                                              ------------      ------------

                 Net cash from operating activities                            (13,641,693)      (11,415,947)
                                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Property and equipment acquisitions                                        (1,925,106)       (5,239,157)
     Proceeds from disposal of assets                                               54,816              --
                                                                              ------------      ------------

                 Net cash from investing activities                             (1,870,290)       (5,239,157)
                                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of preferred stock, net of issuance cost                 7,098,458        12,935,255
     Proceeds from sale of common stock, net of issuance cost                       50,001         8,381,252
     Increase in restricted cash                                                      --            (296,000)
     Payments on exchange of Series C to Series CC Stock                              (203)             --
     Proceeds from debt                                                          4,512,763         1,528,737
     Payments on capital leases                                                   (285,458)          (40,196)
     Payments on debt                                                             (453,399)         (836,708)
                                                                              ------------      ------------

                 Net cash from financing activities                             10,922,162        21,672,340
                                                                              ------------      ------------

NET CHANGE IN CASH                                                              (4,589,821)        5,017,236

CASH, beginning of year                                                          5,287,385           270,149
                                                                              ------------      ------------

CASH, end of year                                                             $    697,564      $  5,287,385
                                                                              ============      ============

See accompanying notes.
-------------------------------------------------------------------------------------------------------------
                                                                                                     Page F-5

                                                                                        VALUESTAR CORPORATION
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           YEARS ENDED JUNE 30, 2001 AND 2000
-------------------------------------------------------------------------------------------------------------
                                                                                    2001              2000
                                                                                 -----------      -----------
SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for:
         Interest                                                                $   470,448      $   380,369
         Income taxes (net)                                                      $      (377)     $     2,702
     Non-cash investing and financing activities:
         Equipment acquired under capital leases                                 $      --        $   590,588
         Software acquired with Preferred Stock                                  $   955,975      $      --
         Stock issued with debt                                                  $ 6,780,447      $      --
         Warrants issued with debt                                               $      --        $   115,000
         Accrued dividends on Series A Preferred Stock                           $   193,031      $   167,877
         Accrued dividends on Series CC Preferred Stock                          $   282,134      $      --
         8% Secured Note converted to Preferred Stock                            $      --        $ 1,000,000
         Shareholder advances converted to Preferred Stock                       $      --        $   250,000
         12% Notes converted upon warrant exercise                               $      --        $   625,000
         6% Convertible Notes and interest converted to equity                   $      --        $   546,274
         8% Secured Notes converted upon warrant exercise                        $      --        $ 1,450,000
         Call of C warrants converted to stock and additional warrants           $      --        $ 1,093,754
         12% Subordinated Notes converted upon warrant exercise                  $      --        $    31,250
         Finders fees paid in convertible short-term notes                       $   159,590      $      --
         Non cash interest paid in convertible short-term notes                  $    20,033      $      --
         Series B Preferred Stock exchanged for common stock                     $   500,000      $      --



See accompanying notes.
-------------------------------------------------------------------------------------------------------------
                                                                                                     Page F-6

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

DESCRIPTION OF OPERATIONS - The Company, a Colorado corporation, conducts its operations through ValueStar, Inc., a wholly owned subsidiary. ValueStar, Inc., was incorporated in California in 1991, and is a provider of ratings, rewards and guarantees on local service businesses. The Company generates revenues from commissions on transactions between member buyers and sellers and from research and rating fees.

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

REVENUE RECOGNITION - The Company's revenues have historically been primarily from rating and certification fees, recognized when all related services were provided to the customer. Rating services primarily related to a survey of a business' customers and the delivery of a ratings report. Certification services included an orientation and the delivery of certification materials and manuals. In the past, the Company would recognize all the revenues associated with certification fees when the business was licensed. The Company did not have any continuing cost once the business was licensed. On July 1, 2000, the Company began recognizing fixed rating and certification fees on a straight-line basis over the term of a participating business license, which is generally one year. The Company now provides certain services as part of the license fees over the term of the license. Sales of marketing materials and other services are recognized as materials are shipped or services are rendered.

The Company began a transition from fixed rating and certification fees to a commission program based on the value of transactions between member service businesses and member buyers. The Company also changed its program to automatically rate businesses and to provide certain benefits and guarantees to buyers purchasing from, and rating, member businesses. The Company completed development of the systems required to rate buyer transactions and collect commission fees from credit card and other transactions in March 2001. The Company began billing commission revenues, on a limited basis, in June 2001. In the future the Company expects the majority of its revenues to be derived from transaction commissions.

The Company plans to recognize commission revenues as reported and earned. Revenues from businesses that choose to remain on a fixed fee will be recognized over the term of the business license.

The Securities and Exchange Commission's staff (the "Staff") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), in December 1999, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public companies. The provisions of SAB 101 were effective for transactions beginning in the Company's fiscal year 2001. The Company believes it is recognizing revenues within the guidance provided by SAB 101.


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

CONCENTRATION OF CREDIT RISK - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of demand deposits in excess of FDIC limits. The Company mitigates this risk by placing demand deposits with major financial institutions.

LOSS PER COMMON SHARE - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible preferred stock, warrants, stock options and convertible notes, which are exercisable into 36,257,782 and 9,932,092 shares of common stock at June 30, 2001 and 2000, respectively, could potentially dilute earnings per share in future years.

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

CUSTOMER BENEFIT PROGRAM - Costs of benefits and guarantees provided to buyers are recognized as provided, with accruals for future benefit obligations.

RECLASSIFICATIONS - Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications were necessary because of the change in the Company's method of generating revenues and the incurrence of costs associated with those revenues

RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Financial Accounting Standards (FAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FAS Statement No. 125." The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000. The adoption of FAS No. 140 is not expected to have a material effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of FAS No. 141 and 142 is not expected to have a material effect on the Company's financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", became effective during the Company's fiscal year beginning July 1, 2000. FAS 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under FAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of FAS 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

The Emerging Issues Task Force issued EITF No. 00-27, "Application of EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible
Instruments." The Task Force reached a consensus on certain issues that clarified the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. Under this clarification, the beneficial conversion feature is calculated by allocating the proceeds received in each financing to the convertible instrument and to any detachable warrants included in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The transition to comply with the consensus on this issue was reported in the Company's second quarter interim financial statements in a manner similar to the cumulative effect of a change in accounting principle.

Other EITF issues that may have a future impact on the Company include the consensus reached on EITF No. 00-14, "Accounting for Certain Sales Incentives," and EITF's No. 00-21, "Accounting for Revenue Arrangements with Multiple
Deliverables," and No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," on which there is continuing discussion.

EITF No. 00-14 was effective during the fiscal year ended June 30, 2001, and did not have a material impact on the Company's financial statements. EITF No. 00-21 is related to revenue recognition when multiple products or services are offered to customers over different periods of time. Its tentative conclusion provides guidance on revenue recognition and allocation of consideration among revenue elements. The issues discussed in EITF No. 00-22 are closely related to the Company's benefits program, which includes points redeemable for future products or services, and how revenue is recognized for those types of programs. Further discussion is expected on both EITF No. 00-21 and EITF No. 00-22.


NOTE  2 -    GOING CONCERN

The Company has experienced recurring losses and the use of cash from operations. A substantial portion of the losses is attributable to research and development on the Company's commission based system, and marketing and promotion costs associated with increasing consumers' awareness of the meaning of ValueStar; marketing to businesses the advantages of becoming ValueStar members; and discounting certain fees to encourage businesses to become ValueStar members.

Additional operating losses are expected in future fiscal quarters as a result of continued operations, product development expenditures and investments in growth. The timing and amounts of these expenditures and the extent of operating losses will depend on many factors, some of which are beyond the Company's control. The Company has taken steps to reduce its cash needs by reducing staffing from 140 in December 2000 to approximately 59 at June 30, 2001, and eliminating leases for surplus office space. Additionally, product and development costs associated with the design, development and testing of the Company's transaction based method of generating revenues will substantially decrease in fiscal 2002.

The Company estimates substantial additional capital will be required to finance operations during the next fiscal year. This estimate is based on current levels of operations, anticipated revenues, and planned product development costs. Should sufficient financing not be available, or planned operations not meet expectations, the Company may be required to significantly curtail or scale back staffing, advertising, marketing expenditures and general operations. Potential sources of funds include loans from existing stockholders or other debt financing, or additional equity offerings.

Subsequent to June 30, 2001, the Company obtained $1,180,000 through the issuance of convertible short-term notes while it continues to negotiate for more permanent financing.

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

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  3 -    RECEIVABLES
                                                           2001           2000
                                                         --------       --------

Trade receivables                                        $181,190       $499,277
Employee receivable                                        37,100           --
                                                         --------       --------
                                                          218,290        499,277
Less allowance for doubtful accounts                       76,272         45,044
                                                         --------       --------

                                                         $142,018       $454,233
                                                         ========       ========



NOTE 4 - PREPAID EXPENSES
                                                           2001           2000
                                                         --------       --------

Rent                                                     $ 27,989       $ 63,561
Development services                                      397,178           --
Other                                                     203,571        353,012
                                                         --------       --------

                                                         $628,738       $416,573
                                                         ========       ========


The Company sold  $2,000,000 of Series CC Stock to First Data Merchant  Services
(FDMS) in 2001 for cash of $500,000 and future services of $1,500,000. During the year ended June 30, 2001, FDMS or affiliates provided $955,975 of services that were capitalized as software costs related to the Company's transaction matching engine, and provided $196,847 of other support. A balance of $397,178, which includes a cash payment by the Company of $50,000, is reflected as a prepaid at June 30, 2001.


NOTE  5 -    PROPERTY AND EQUIPMENT
                                                           2001          2000
                                                        ----------    ----------

Computer equipment                                      $2,870,831    $2,534,733
Website development                                      1,942,000     1,001,000
Software                                                 1,714,760       612,793
Office equipment                                           799,418       777,618
Equipment and software under capital leases                664,581       705,903
Fixtures and equipment                                     331,819       410,498
Leasehold improvements                                     139,761       251,445
                                                        ----------    ----------

                                                         8,463,170     6,293,990
Less accumulated depreciation and amortization           2,945,365       878,632
                                                        ----------    ----------

                                                        $5,517,805    $5,415,358
                                                        ==========    ==========



NOTE 6 - ACCRUED AND CONTINGENT LIABILITIES

                                                           2001          2000
                                                        ----------    ----------

Potential contract liability                            $  500,000    $  600,000
Payroll and payroll taxes                                  162,195       470,551
Accrued vacations                                          179,413       105,829
Other                                                      183,157        77,655
                                                        ----------    ----------

                                                        $1,024,765    $1,254,035
                                                        ==========    ==========

--------------------------------------------------------------------------------
                                                                       Page F-10

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The potential contract liability consists of a contract with a third party that calls for the Company to pay a $50,000 penalty each quarter over the three-year life of the agreement, or $600,000, if the Company did not generate a defined level of business activity. The third party has requested damages of $1,500,000 for nonperformance. The parties are in dispute over the performance of the contract, but the Company may remain liable for the remaining quarterly penalties, less a $100,000 prepayment at June 30, 2001.


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

Future minimum lease payments on capital lease obligations are as follows:

                             Year Ending June 30,
                             --------------------
                                     2002                          $ 346,504
                                     2003                             98,347
                                     2004                             15,118
                                                            -----------------
                                                                     459,969
        Less portion representing interest                            51,477
                                                            -----------------
        Present value of net minimum lease payments                  408,492
        Less current portion                                         308,575
                                                            -----------------
                                                                    $ 99,917
                                                            =================


NOTE  8 -    LONG-TERM DEBT

                                                                                       2001                    2000
                                                                                --------------------    --------------------

15% Equipment  Note;  due in monthly  installments  of principal and interest of
$39,023  through March 2003,  with a balloon payment of $191,810 due on April 1,
2003; secured by equipment; net of unamortized note discount
of $67,084                                                                                $ 878,951             $ 1,071,202

15% Equipment  Note;  due in monthly  installments  of principal and interest of
$22,363 through July 2003, with a balloon payment of $109,919 due on
September 1, 2003; secured by equipment                                                     602,401                       -

15% Equipment Note; due to a company affiliated with a stockholder;
due in monthly installments of principal and interest of $2,022 to
maturity in August 2003; secured by equipment and software                                   47,526                  60,873

15% Equipment Note; due to a company affiliated with a stockholder;
due in monthly installments of principal and interest of $5,500 to
maturity in June 2002; secured by equipment and software                                     25,340                 104,414

15% Notes; interest is paid monthly, with a balloon payment due
August 2001; unsecured                                                                       68,750                  68,011
                                                                                --------------------    --------------------

                                                                                          1,622,968               1,304,500
Less current portion                                                                        806,049                 450,503
                                                                                --------------------    --------------------

                                                                                          $ 816,919               $ 853,997
                                                                                ====================    ====================

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The Company completed drawing down a $2,000,000 debt line in September 2000 with Transamerica Business Credit Corporation. In exchange for a forbearance of principal and interest payments from March 2001 through June 2001, the Company agreed to make additional principal and interest payments aggregating $244,879 in July through October 2001, and has agreed to make a $250,000 reduction in principal upon successful completion of a minimum of $5 million in equity or long-term debt raised after May 15, 2001. The Company also issued an amended and restated warrant exercisable for 50,000 common shares at $0.575 per share in connection with the forbearance agreement.

Maturities of long-term debt are as follows:

                         Year Ending June 30,
                         --------------------
                                 2002                      $ 806,049
                                 2003                        752,009
                                 2004                         64,910
                                                     ----------------
                                                         $ 1,622,968
                                                     ================


NOTE  9 -     INCOME TAXES

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

The Tax Reform Act of 1986, and the California Conformity Act of 1987, imposes restrictions on the utilization of net operating losses in the event of an "ownership change," as defined by Section 382 of the Internal Revenue Code. There has not been a determination as to whether an ownership change has taken place, as defined, but net-operating losses available to the Company for use in future years may be limited because a change in ownership could result from the issuance of additional stock.

The following table summarizes the components of net deferred tax assets:

                                                   2001                2000
                                               ------------        ------------
Federal tax loss carryforward                  $ 13,921,000        $  6,401,000
State tax loss carryforward                       1,724,000           1,018,000
Reserves and allowances                             499,000              54,000
State tax deferrals                                (620,000)           (262,000)
Unamortized bond discount                              --                35,000
                                               ------------        ------------
                                                 15,524,000           7,246,000
Less valuation allowance                         15,524,000           7,246,000
                                               ------------        ------------
                                               $       --          $       --
                                               ============        ============


--------------------------------------------------------------------------------
                                                                       Page F-12

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The Company's federal and state net operating losses that are available for carryforward will expire as follows:

                    Date of Expiration         FEDERAL               CALIFORNIA
                    ------------------         -------               ----------

                            2002             $      --               $   701,000
                            2003                    --                   759,000
                            2004                    --                 1,668,000
                            2005                    --                 6,720,000
                            2007                  98,900                    --
                            2008                 410,500                    --
                            2009                 365,700                    --
                            2010                 178,600                    --
                            2011                 736,900                    --
                            2012               1,403,000               8,923,000
                            2013               1,519,000                    --
                            2019               3,460,000                    --
                            2020              15,764,000                    --
                            2021              17,883,000                    --
                                             -----------             -----------

                                             $41,819,600             $18,771,000
                                             ===========             ===========



NOTE 10 -    CAPITAL STOCK

The Company has authorized 10 million shares of capital stock as preferred stock, with a par value of $0.00025 per share. A total of 1,000,000 shares are designated as Series A Convertible Preferred Stock ("Series A Stock"), 800,000 shares are designated as Series B Convertible Preferred Stock ("Series B Stock"), and 500,000 shares are designated as Series CC Convertible Preferred Stock ("Series CC Stock").

SERIES A STOCK - During the first quarter of fiscal 2000, the Company issued 225,000 shares of Series A Stock for $10 per share. Dividends of 8% per annum, compounded, are payable in additional shares of Series A Stock. The dollar amount of Series A Stock is convertible into shares of common stock at a conversion price equal to $1.28 per share at June 30, 2001, and is automatically converted on the occurrence of certain events. The Series A Stock has certain antidilution and registration rights, has a liquidation preference of $10 per share plus accrued and unpaid dividends, and has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series A Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors. At June 30, 2001, the Series A Stock was convertible into approximately 2,039,776 shares of common stock.

SERIES B STOCK - In December 1999 and January 2000, the Company issued 688,586 shares of Series B Stock at $17.50 per share. A total of $1,000,000 of the Company's previous outstanding 8% Senior Secured Notes and $250,000 of shareholder advances were converted into 71,429 of these shares of Series B Stock. During the year ended June 30, 2001 a total of 28,572 shares of Series B Stock were converted into 347,229 shares of common stock.

The dollar amount of Series B Stock is convertible into shares of common stock at a conversion price equal to $1.16 per share at June 30, 2001, and is automatically converted on the occurrence of certain events. The Series B Stock has certain antidilution and registration rights. The Series B Stock has a liquidation preference pari passu with Series CC Stock, after payment of the preferential amount for the Series A Stock, of $17.50 per share. After the payment of this preference and the Series CC preference, the holders of Series B Stock, on an as-converted basis, and the holders of common stock, shall be paid pro-rata, from remaining assets until the holders of Series B Stock shall have received an aggregate preference price of $30.00 per share. Holders of Series B Stock are entitled to receive non-cumulative dividends at an annual rate of 8% when and if declared by the Board of Directors. However, no cash dividends shall be paid to common stockholders unless a like cash dividend has been paid to holders of Series B Stock on an as-converted basis. As long as there are at least 200,000 shares of Series B Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.


--------------------------------------------------------------------------------
                                                                       Page F-13

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In connection with the Series B Stock financing the Company incurred legal and related costs of $75,000. The Company also issued a warrant to purchase 75,000 shares of common stock at $2.50 per share until December 2004 as a placement fee. At June 30, 2001, the 660,014 shares of outstanding Series B Stock was convertible into 9,957,106 shares of common stock.

COMMON STOCK UNIT FINANCING - In March and April 2000, the Company issued 1,310,087 shares of common stock in a unit financing at $5.85 per unit ("585 Units"), for gross proceeds of approximately $7,664,000. For each ten units purchased, the Company granted investors a warrant to purchase one share of common stock at $5.85 per share, resulting in warrants on 131,013 shares of common stock. A total of 184,320 of the units were issued in exchange for call proceeds of $1,078,278 to call and thereby redeem certain C warrants by the Company. The Company incurred legal and related costs of $25,000.

In connection with this 585 Unit financing, the Company issued a warrant to purchase 50,000 shares of common stock at $10.00 per share until April 2003 and a warrant to purchase 30,000 shares of common stock at $5.85 per share until April 2005.

SERIES CC STOCK - During the first nine months of fiscal 2001, the Company issued 238,469 shares of Series C Convertible Preferred Stock ("Series C Stock"), par value $.00025, for cash of $22.50 per share. In connection with the sale of the Series C Stock, the Company granted the purchasers warrants on an aggregate of 1,192,345 shares of common stock ("C-Warrants"). During the third fiscal quarter of 2001 all the holders of Series C Stock and C-Warrants exchanged their securities (a two for one exchange) for 119,230 shares of Series CC Stock and warrants on 3,576,900 shares of common stock ("CC-Warrants") exercisable at $0.75 per share. At June 30, 2001 there were no shares of Series C Stock or C-Warrants outstanding.

During the third fiscal quarter, the Company also issued 73,509 shares of Series CC Stock for $45.00 per share for cash of $1,807,905 and an agreement with First Data Merchant Services Corporation (FDMS), a subsidiary of First Data Corporation ("FDC"), to perform $1,500,000 of services.

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

Cumulative dividends of 8% per annum are payable on the Series CC Stock when and if declared by the Board of Directors or upon liquidation or conversion. The dollar amount of Series CC Stock is convertible into shares of common stock at a conversion price equal to $0.63 per common share at June 30, 2001, and are automatically converted on the occurrence of certain events. The Series CC Stock has certain antidilution and registration rights, has a liquidation preference of $45.00 per share, plus accrued and unpaid dividends, pari passu with the Series B preferred stock, but after payment of the preferential amount for the Series A preferred stock. The Series CC Stock has voting rights equal to the number of common shares into which it is convertible. In addition, as long as there are at least 100,000 shares of Series CC Stock outstanding, then the holders are entitled to elect one member of the Company's Board of Directors.

The Company issued to a financial advisor, controlled by a director, warrants to purchase an aggregate of 445,607 shares of common stock at an exercise price of $0.75 per share with a five-year term in connection with the sale of the Series CC Stock, and incurred legal and related costs of $40,000.

At June 30, 2001, the 192,739 shares of outstanding Series CC Stock was convertible into 14,214,913 shares of common stock.

12% CONVERTIBLE SHORT-Term Notes and Stock - During the fourth quarter of fiscal 2001, the Company sold an aggregate of $3,959,590 of convertible short-term notes, and issued 19,797,950 shares of common stock as an inducement to holders to purchase the Notes. The Company valued the common shares at fair market prices at time of issuance, which ranged from $0.27 to $0.37 per share, or an aggregate of $6,962,537, including $182,090 in finders' fees. This amount is treated as deferred debt issuance costs that are amortizable over the term of the Notes. During fiscal 2001, $992,806 was expensed, with the $5,969,731 balance reported as a contra account in equity.


--------------------------------------------------------------------------------
                                                                       Page F-14

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The Notes bear interest at the rate of 12% per annum payable in cash at maturity on April 30, 2002 or payable in kind if the Notes are converted into a subsequent round of financing. The Notes plus accrued interest are designed by their terms to be automatically convertible into a proposed senior convertible note and warrant financing at a later date, subject to certain conditions.

Entities affiliated with directors purchased $1,446,648 of the Notes and were issued 7,233,240 shares of common stock. This includes $159,590 of Notes and 797,950 common shares issued in consideration of an aggregate of $159,590 in finders fees owed to an entity related to and controlled by a director of the Company.


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

In 2000 the stockholders approved 2000 Equity Incentive Plan. The Plan expires in 2010, and reserves 2,500,000 shares of common stock for Incentive or Nonqualified Stock Options. Options to be granted under the Plan expire over a period not to exceed ten years from the date of grant.

                                                                  WEIGHTED
                                                                  AVERAGE
                                              SHARES          EXERCISE PRICE
                                              ------          --------------
Balance, July 1, 1999                       1,111,100          $   0.78
Granted                                     2,244,422              4.85
Canceled                                     (679,782)             3.22
Exercised                                    (426,802)             0.46
Expired                                       (15,000)             0.50
                                           -----------

Balance, June 30, 2000                      2,233,938              4.19
Granted                                     2,548,801              1.87
Canceled                                   (1,383,398)             5.17
Exercised                                     (90,001)             0.64
Expired                                       (95,000)             0.50
                                           -----------

Balance, June 30, 2001                      3,214,340          $   2.17
                                           ===========

Exercisable at June 30, 2001                2,029,469          $   2.05
                                           ===========


--------------------------------------------------------------------------------
                                                                       Page F-15

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The following  tables summarize the number of options granted and exercisable at
June  30,  2001,  and  the  weighted   average  exercise  prices  and  remaining
contractual lives of the options:

                                                                                       WEIGHTED          WEIGHTED AVERAGE
                                                                                        AVERAGE           EXERCISE PRICE
                           NUMBER               NUMBER             WEIGHTED            REMAINING            OF OPTIONS
    RANGE OF           OUTSTANDING AT       EXERCISABLE AT          AVERAGE           CONTRACTUAL         EXERCISABLE AT
 EXERCISE PRICES        JUNE 30, 2001        JUNE 30, 2001      EXERCISE PRICE           LIFE             JUNE 30, 2001
------------------    ------------------    ----------------    ----------------    ----------------    -------------------
           $ 0.40                42,000               2,500              $ 0.40                4.92                 $ 0.40
             1.00             1,559,197           1,140,149                1.00                3.89                   1.00
             1.25               215,000             145,002                1.25                2.00                   1.25
             1.38                 5,000               5,000                1.38                0.79                   1.38
             1.50                70,000              70,000                1.50                3.07                   1.50
             1.69                 1,000               1,000                1.69                0.85                   1.69
             1.92                26,600              13,267                1.92                3.17                   1.92
             2.00               277,534             122,777                2.00                3.25                   2.00
             3.00               325,600             149,018                3.00                4.09                   3.00
             4.00               472,750             220,600                4.00                4.19                   4.00
       7.00-10.00               219,659             160,156                7.01                3.31                   7.01
                      ------------------    ----------------

                              3,214,340           2,029,469              $ 2.17                3.72                 $ 2.05
                      ==================    ================


The non-exercisable options vest over a period of up to five years.

During fiscal 2001, the Company recorded non-cash compensation expense of $75,300 under its stock option plans to non-employees through the granting of 39,100 options.

Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans been consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per common share would have been as follows:

                                                                                       2001                    2000
                                                                                --------------------    --------------------
Loss for the year                                                                     $ (18,592,277)          $ (16,175,462)
Compensation expense                                                                     (1,368,774)             (1,330,000)
                                                                                --------------------    --------------------

Pro forma net loss                                                                      (19,961,051)            (17,505,462)

Beneficial conversion on Series C & Series CC preferred stock                            (7,043,392)            (11,650,255)
Accrued dividends on Series A and Series CC preferred stock                                (475,165)               (167,877)
                                                                                --------------------    --------------------

Proforma net loss available to common stockholders                                    $ (27,479,608)          $ (29,323,594)
                                                                                ====================    ====================

Pro forma loss per common share                                                             $ (1.16)                $ (1.51)
                                                                                ====================    ====================


The fair value of each option and warrant granted during 2001 and 2000, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 70% in 2001 and 72% to 107% in 2000, (3) risk free interest rate of 4.6% to 5.5%, and (4) an expected life of the options of from three to five years. Options issued during 2001 and 2000, have an estimated weighted average fair value of $.21 and $2.46. The non-exercisable options vest over a period of up to five years.

STOCK WARRANTS - In January 2001, in exchange for future financial advisory services, the Company granted warrants on 500,000 shares of common stock exercisable at $1.00 per share to a financial consulting firm controlled by a director. A total of 250,000 warrants vested and were exercisable at issuance, with the balance vesting at the end of one year. The warrants expire in January 2006.

--------------------------------------------------------------------------------
                                                                       Page F-16

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In February 2001, the Company granted warrants on 150,000 shares of common stock exercisable at $1.00 per share to a consulting firm for future public relations services. A total of 18,750 warrants vested and were exercisable at issuance, and the balance vest at the rate of 18,750 per quarter. The warrants expire in February 2006.

The value of the vested warrants was estimated to be $107,800, with $58,300 expensed for services provided and $49,500 reflected in prepaid expenses at June 30, 2001.

At June 30, 2001, the Company had the following stock purchase warrants outstanding, each exercisable into one common share:

       NUMBER                      EXERCISE PRICE           EXPIRATION DATE
     ----------------           --------------------      ----------------------
             187,500    (1)                  $ 1.25             September, 2002
              20,000    (1)                    1.25              December, 2002
              66,300    (2)                    5.85                 March, 2003
              64,713    (2)                    5.85                 April, 2003
              50,000                          10.00                 April, 2003
              12,500    (3)                    1.25                 April, 2003
              50,000                           1.75                   May, 2003
             350,000    (1)                    1.00              December, 2003
             152,728    (1)                    1.38                 March, 2004
              30,000    (1)                    1.50                 March, 2004
              75,000                           2.50              December, 2004
              30,000                           5.85                 April, 2005
              50,000                           0.58                 April, 2005
           5,782,170    (4)                    0.75               January, 2004
             500,000                           1.00               January, 2006
             150,000                           1.00              February, 2006
             445,607                           0.75                 March, 2006
     ----------------
           8,016,518
     ================



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

An aggregate of 2,954,063 of the above warrants are held by officers and directors of the Company or their affiliates. Some warrants contain certain registration rights.


NOTE 12 -    COMMITMENTS

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

The president of the Company has an employment agreement that provides, in part, severance benefits equal to the amount of his annual base salary, $180,000, plus bonuses.

--------------------------------------------------------------------------------
                                                                       Page F-17

                                                           VALUESTAR CORPORATION
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


In the third and fourth quarters of the fiscal year ended June 30, 2000, the Company entered into leases for 20,000 square feet of additional office space. These leases expire on January 31, 2005. Additional office space was also leased during this time but subsequently was abandoned during the Company's recent downsizing with the assignment of the lease. Office rent expense for the years ended June 30, 2001 and 2000, was $870,000 and $430,000.

Minimum future commitments under these operating leases are as follows:

                Year Ending June 30,
                --------------------

                        2002                     $ 365,000
                        2003                       361,200
                        2004                       359,800
                        2005                       210,100
                                            ---------------

                                               $ 1,296,100
                                            ===============


NOTE 13 -    LOSS PER COMMON SHARE

The provisions of the Series A and Series CC Preferred Stock provide for cumulative 8% dividends payable in additional shares of preferred stock and provide, upon conversion, a similar accretion whether or not such dividends have been declared by the Board of Directors. This amount increases the net loss available to common stockholders for $475,165 for the year ended June 30, 2001 and 2000, respectively.

The net loss in 2001 that is attributable to common stockholders was increased by $7,043,392 for an imputed deemed dividend from a discount provision included in the Series C and Series CC Preferred Stock. The Series C and CC Preferred Stock provided for a conversion price at less than the market price on the date of issuance. In 2000, the net loss attributable to common stockholders was increased by $11,650,255 for an imputed deemed dividend from a discount provision included in the Series B Stock, which also provided for a conversion price less than the market price on the date of issuance. These imputed dividends are not a contractual obligation on the part of the Company to pay such dividend.


NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) Profit Sharing Plan covering substantially all employees meeting certain service requirements. Plan contributions are made at the discretion of management. There have been no contributions to the Plan for the years ended June 30, 2001 and 2000.


--------------------------------------------------------------------------------
                                                                       Page F-18

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VALUESTAR CORPORATION



                                           By:       /s/ JAMES STEIN
                                                    ----------------
                                                    James Stein
                                                    Chief Executive Officer

Date:  September 20, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                        Position                           Date
         ----                                        --------                           ----

/s/ JAMES STEIN                             Chief Executive Officer                     September 21, 2001
    -----------                             and Director
    James Stein                             (principal executive officer)


/s/ MICHAEL J. KELLY                        Controller                                  September 21, 2001
    ----------------                        (principal accounting officer)
    Michael J. Kelly

/s/ JAMES A. BARNES                         Treasurer, Secretary and Director           September 21, 2001
    ---------------                         (principal financial officer)
    James A. Barnes

/s/ STEVE A. LEDGER                         Director                                    September 21, 2001
    ---------------
    Steve A. Ledger

/s/ J. MITCHELL HULL                        Director                                    September 21, 2001
    ----------------
    J. Mitchell Hull

/s/ STEVEN VANFLEET                         Director                                    September 21, 2001
    ---------------
    Steven VanFleet

/s/ DAVID P. BAILIS                         Director                                    September 21, 2001
    ---------------
    David P. Bailis
